Form 10-Q
period 1994-06-30
GLENBOROUGH LTD
filed 1994-09-01
CIK 790129

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1994

                                          OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                           Commission File Number: 33-3657


                                GLENBOROUGH PARTNERS,
                            A CALIFORNIA LIMITED PARTNERSHIP
               as successor to Glenborough Limited pursuant to Rule 15d-5
          -----------------------------------------------------------------
          -
                (Exact name of Registrant as specified in its charter)

                                                      94-3193010
                    California                (successor to 94-2997842)
          -------------------------------          ----------------
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)

             400 South El Camino Real,
                    Suite 1100
               San Mateo, California                    94402
               ---------------------                 ------------
               (Address of principal                  (Zip Code)
                executive offices)


                                   (415)  343-9300
                            -----------------------------
                           (Registrant's telephone number)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---    ---

           Total number of units outstanding as of June 30, 1994: 2,961,853

                              NO EXHIBIT INDEX REQUIRED

          PART I -  FINANCIAL INFORMATION

          Item 1 -  Financial Statements

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (In thousands, except units outstanding)
                                     (Unaudited)


                                                   June 30,   December 31,
                                                     1994         1993
                                                  ----------   ----------
          Assets
          ------
          Real estate investments, at cost:
            Land                                 $  4,465      $  28,797
            Buildings and improvements             33,029        137,956
            Net realizable value reserve           (8,213)          (177)
                                                 --------       --------
                                                   29,281        166,576

            Less:
              Accumulated Depreciation             (8,186)       (42,875)
                                                 --------       --------
          Net real estate investments              21,095        123,701

          Other Assets:
            Cash and cash equivalents               2,466          1,506
            Restricted cash                             -          8,247
            Receivable, (including $70
              from a related party in 1993)           210          2,276
            Advance to a related party              1,000              -
            Deferred loan fees                        317          2,933
            Deferred leasing commissions                5            721
            Notes receivable-MFCo., including
              premium but net of deferred gain
              on roll-out                               -         44,830
            Other notes receivable, net of
              discount                                  -            121
            Prepaid incentive and transaction
              fees (paid to related party)              -            623
            Other                                     214            324
                                                 --------       --------
          Total assets                           $ 25,307      $ 185,282
                                                 ========       ========

                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Consolidated Balance Sheets - continued
                       (In thousands, except units outstanding)
                                     (Unaudited)


                                                   June 30,   December 31,
                                                     1994        1993
                                                   --------     --------
          Prepetition liabilities:
            Notes payable, net of discount/
              including premium (including
              $90 to a related party in
              1993)                             $       -      $ 273,762
            Accrued interest                            -         21,237
            Accounts payable                            -            563
            Deposits and other liabilities              -            726
                                                 --------       --------
          Total prepetition liabilities                 -        296,288
                                                 --------       --------

          Postpetition liabilities:
            Notes payable (including $962 to
              a related party at June 30, 1994)     15,637           381
            Accrued interest                        1,474              -
            Accrued expenses                          227            239
            Lease obligation                            -            167
            Deposits and other liabilities            242            475
                                                 --------       --------
          Total postpetition liabilities           17,580          1,262
                                                 --------       --------
          Partners' equity (deficit)
            General partners                          154         (2,234)
            Limited partners, 2,961,853 and
              3,410,747 units outstanding at
              June 30, 1994 and December 31,
              1993, respectively                    7,573       (110,034)
                                                 --------       --------
          Total partners' equity (deficit)          7,727       (112,268)
                                                 --------       --------
          Total liabilities and partner's
            equity (deficit)                    $  25,307      $ 185,282
                                                 ========       ========










                   See accompanying notes to financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                        Six months ended     Three months ended
                                            June 30,               June 30,
                                           ----------------   -----------------
                                         1994      1993         1994      1993
                                         ------  ------       ------     ------
     Revenues:

        Rental                          $ 6,600  $ 9,393      $ 2,560   $ 4,586
        Interest and other                  130    1,870           95     1,055
                                         ------   ------       ------    ------
     Total revenues                       6,730   11,263        2,655     5,641
                                         ------   ------       ------    ------
     Operating expenses (including $22
       and $110 paid to related parties
       in 1994 and 1993 respectively
       for miscellaneous reimbursements):
        Property taxes                      618    1,167           79       643
        Repairs and maintenance             555      848          167       441
        Management fees and reimbursed
          expenses (paid to related
          parties)                          685      946          222       471
        Insurance                           106      108           51        54
        Utilities                           581    1,072          139       489
        Salaries and wages (including $250
          and $390 paid to related parties
          in 1994 and 1993, respectively)   267      409           58       227
        Professional fees                   446      429          117       166
        Depreciation and amortization     1,766    2,826          524     1,413
        Other                               141      362           52       103
                                         ------   ------       ------    ------
     Total operating expenses             5,165    8,167        1,409     4,007
                                         ------   ------       ------    ------
     Operating income                     1,565    3,096        1,246     1,634















                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Operations - continued
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                       Six months ended      Three months ended
                                            June 30,               June 30,
                                           ----------------   -----------------
                                         1994      1993         1994      1993
                                         ------  ------       ------     ------

     Other income and (expense):

       Gain on sale                      1,503       -             -         -
       Interest expense                 (3,151)  (5,690)      (1,847)   (2,183)
                                       -------  -------      -------   -------

     Income/(loss) before extraordinary
       item                                (83)  (2,594)        (601)     (549)

     Extraordinary item                120,078       (9)     120,102        (1)
                                       -------  -------      -------   -------
     Net income/(loss)                $119,995 $ (2,603)    $119,501  $   (550)
                                       =======  =======      =======   =======




     Income/(loss) before
       extraordinary item per
       limited partnership unit       $  (0.02)$  (0.75)    $  (0.18) $  (0.16)

     Extraordinary item per limited
       partnership unit                  35.28        -        36.10         -
                                       -------  -------      -------   -------
     Net income/(loss) per limited
       partnership unit               $  35.26 $  (0.75)    $  35.92  $  (0.16)
                                       =======  =======      =======   =======
     Distributions per limited
       partnership unit               $      - $      -     $      -  $      -
                                       =======  =======      =======   =======












                   See accompanying notes to financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)
                   For the six months ended June 30, 1994 and 1993
                                     (Unaudited)


                                                                  Total
                                           General    Limited   Partners'
                                           Partner    Partners   Equity
                                          ---------   --------  --------
          Consolidated balance,
             December 31, 1992          $  (2,107)  $(103,803) $(105,910)

             Net loss                         (52)     (2,551)    (2,603)
                                         ---------   ---------  ---------
          Consolidated balance,
             June 30, 1993              $  (2,159)  $(106,354) $(108,513)
                                         =========   =========  =========



          Consolidated balance,
             December 31, 1993          $  (2,234)  $(110,034) $(112,268)

             Net income                     2,388     117,607    119,995
                                         ---------   ---------  ---------
          Consolidated balance,
             June 30, 1994              $     154   $   7,573  $   7,727
                                         =========   =========  =========























                   See accompanying notes to financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Unaudited)

                                                          For the Six Months
                                                             Ended
                                                            June 30,
                                                     ----------------------
                                                        1994       1993
                                                      --------   --------
          Cash flows from operating activities:

             Net income/(loss)                       $119,995   $ (2,603)
             Adjustments to reconcile
               net income/(loss) to net
               cash provided by operating
               activities:
             Notes receivable premium
               amortization (accretion)                     -        (17)
             Depreciation                               1,296      2,138
             Amortization                                 466        688
             Gain on sale                              (1,503)         -
             Gain from debt forgiveness              (120,078)         -
             Changes in assets and liabilities:
               Increase (decrease) in
                 other liabilities                       (375)        27
               Increase in receivables
                 (including $70 from
                 a related party in 1993)                (441)        (5)
               Increase in advance to related party    (1,000)         -
               Decrease in accounts payable              (519)      (163)
               Decrease in accrued expenses                         (907)
               Decrease (increase) in other assets       (201)       157
               Decrease in prepaid incentive
                 and transaction fees
                 (paid to a related party)                348        326
               Decrease in legal retainers                  -        443
               Increase in deferred leasing
                 commissions and loan fees               (431)       (23)
               Increase in accrued interest             1,474         -
                                                      -------    -------
           Net cash provided by operating
             activities                                  (969)        61
                                                      -------    -------








                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Cash Flows - continued
                                    (in thousands)
                                     (Unaudited)

                                                          For the Six Months
                                                             Ended
                                                                 June 30,
                                                     ----------------------
                                                        1994       1993
                                                      --------   --------
          Cash flows from investing activities:
             Proceeds from sale of real estate          1,307          -
             Improvements to real estate                 (313)      (436)
             Decrease (increase) in restricted
               cash                                       (21)      (133)
             Increase in other notes receivable             -        700
                                                     --------   --------
          Cash provided by investing activities           973        131
                                                     --------   --------
          Cash flows from financing activities:
           Borrowings on notes payable                 15,462          -
           Principal payments on notes payable
             and lease obligations                    (14,506)        (9)
                                                     --------   --------
          Net cash used in financing activities           956         (9)
                                                     --------   --------
          Net increase in cash and cash equivalents       960        183

          Cash (Net restricted cash), beginning
           of period                                    1,506      2,232
                                                     --------   --------
          Cash (Net restricted cash), end
           of period                                 $  2,466   $  2,415
                                                     ========   ========


















                   See accompanying notes to financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1994
                                     (Unaudited)

          Note 1.   SUMMARY OF ORGANIZATION
                    -----------------------
          Glenborough Partners, A California Limited Partnership has succeeded Glenborough Limited, A California Limited Partnership pursuant to section 15d-5 of the Securities Exchange Act of 1934.

          On May 21, 1992, GOCO Realty Fund I, the partnership holding and operating the Partnership's real property (including its related Brazos Debt), filed a petition in the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the Federal Bankruptcy Code. The Partnership has filed a plan of reorganization with the Bankruptcy court which became effective January 24, 1994 (see Note 6).

          To facilitate the Partnership's holding and transfer of real property as set forth under the plan of reorganization, two partnerships were created: (i) GPA West, L.P.; and (ii) GPA Industrial, L.P.

          GPA West, L.P. and GPA Industrial, L.P. are subsidiaries of GOCO Realty Fund I and as such the financial statements have been consolidated with Glenborough Partners. The general partners of GPA West, L.P. and GPA Industrial, L.P. are Glenborough Realty Corporation and Robert Batinovich while the sole limited partner of each partnership is GOCO Realty Fund I.

          Note 2.   SIGNIFICANT ACCOUNTING POLICY
                    -----------------------------
          In the opinion of Glenborough Realty Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Glenborough Partners, A California Limited Partnership as successor to Glenborough Limited pursuant to Rule 15d-5 (the "Partnership"), at June 30, 1994 and December 31, 1993, and the related statements of operations for the six and three months ended June 30, 1994, statements of partners' equity (deficit) and the statements of cash flows for the six months ended June 30, 1994 and 1993.

          As a result of the May 21, 1992 Chapter 11 filing, the Partnership began recognizing interest income/expense in accordance with the
          Statement of Position 90-7 - Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"), whereby interest income/expense on secured claims accrue only to the extent that the value of the underlying collateral exceed the principal amount of the secured claim.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1994
                                     (Unaudited)


          In accordance with SOP 90-7, all income and expenses directly related to the plan of reorganization are expensed as incurred and are presented net as an extraordinary item. During the first six months of 1994, the Partnership incurred professional and other fees related to the plan of reorganization of $40,000 and earned interest income on accounts related to the reorganization of $6,000 on cash balances resulting from the plan of reorganization. These amounts are recorded as an extraordinary item.

          Certain  items  in  the  1993  financial  statements  have   been
          reclassified  to   conform  to  the   1994  financial   statement
          presentation.

          Note 3.   REFERENCE TO 1993 AUDITED FINANCIAL STATEMENTS
                    -----------------------------------------------
          These  unaudited   financial   statements  should   be  read   in
          conjunction with the Notes to Consolidated Financial Statements included in the 1993 audited financial statements.

          Note 4.   NET LOSS PER LIMITED PARTNERSHIP UNIT
                    -------------------------------------
          Pursuant to the Glenborough Partners and GOCO Realty Fund I partnership agreements, the general partners hold a 1.99% share of the partnership's net income or loss and distributions. This percentage is derived from the general partners' 1% direct interest in GOCO Realty Fund I and a 0.99% indirect interest through their 1% general partner interest in Glenborough Partners' 99% interest in GOCO Realty Fund I.

          For financial reporting purposes, after the redemption of units discussed in Note 6., 3,335,931 and 3,413,844 weighted average units were outstanding to limited partners for the six months ended June 30, 1994 and 1993, respectively. The weighted average units outstanding to limited partners for the three months ended June 30, 1994 was 3,261,116. Net loss per unit is derived by dividing 98.01% of the net loss by the weighted average number of units outstanding to the limited partners.

          Note 5.   RELATED PARTY TRANSACTIONS
                    --------------------------
          In accordance with the Limited Partnership, Cash Collateral and Property Management Agreements, the Partnership paid its general partner, Glenborough Realty Corporation and its affiliates (collectively "Glenborough") compensation for services provided to the Partnership and management of the Partnership's assets.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1994
                                     (Unaudited)

          All fees and allocated expenses due to Glenborough and included in the Partnership's operating expenses for the six months ended June 30, 1994 and 1993 are as follows (in thousands):

                                                         Six months ended
                                                             June 30,
                                                        ------------------
                                                         1994        1993
                                                       --------    --------

          Property management fees                     $  256      $  373
          Reimbursed general and administrative
            expenses                                      429         250
                                                       ------      ------
          Total management fees and reimbursed
            general and administrative expenses        $  685      $  623
                                                       ======      ======

          In the first half of 1994: (i) Glenborough was reimbursed $250,000 for salaries and wages of on-site management, maintenance and landscape employees and $22,000 for miscellaneous reimbursements; and (ii) Glenborough was paid $23,000 for leasing commissions which were capitalized and are amortized over the terms of its related leases.

          In  the  first  half  of  1993:  (i)  Glenborough  was reimbursed
          $390,000 for salaries and wages of on-site management, maintenance and landscape employees and $110,000 for miscellaneous reimbursements; and (ii) Glenborough was paid $30,000 for leasing commissions which were capitalized and are amortized over the terms of its related leases.

          Note 6.   CHAPTER 11 - PLAN OF REORGANIZATION
                    -----------------------------------

          On May 21, 1992, GOCO Realty Fund I, the partnership holding and operating the Partnership's real property (including its related Brazos Debt), filed a petition in the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the Federal Bankruptcy Code.

          On January 13, 1994, GOCO Realty Fund I entered a plan of reorganization in the United States Bankruptcy Court (the "Court") for the Northern District of California. The plan was confirmed by the Court and the plan became effective January 24, 1994.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1994
                                     (Unaudited)

          The following is a brief description of the principal points of the plan reorganization.

          1.        The claims of all creditors were satisfied in full.

          2. Transfer to Brazos of the Partnership's interest in the restricted cash and Griffin note receivable.

          3. Twelve properties have been transferred into two separate rollouts, four to Griffin Investments (Phase II Rollout), and eight to a Griffin affiliate (Phase III Rollout), in redemption of all of Griffin's (and its affiliates') 448,894 units in Glenborough Partners (which is successor to Glenborough Limited). These redemptions reduced Glenborough Partners' outstanding equity securities from 3,410,747 limited partner units to 2,961,853 limited partner units. Those entities have been given options to pay off Brazos' lien on those properties, at negotiated prices, or transfer them to Brazos. The option on both the Phase II and the Phase III Properties were not exercised, and the properties were transferred to Brazos.
          4. GOCO's obligation to deliver the property known as Burlingame Plaza to Robert Fraser was satisfied through the payment by GOCO Realty Fund I of $750,000 toward the price charged by Brazos for release of Burlingame Plaza, which was then delivered to Mr. Fraser free and clear following his payment of $150,000 owed by him to GOCO. GOCO paid this amount over to Brazos against the balance of the release price.

          5.        The claims  of Brazos  have been  or will be  satisfied
                    through   a   multipart   transaction   including   the
                    following:

               a. Brazos  has  unconditionally  released  its  lien  on two properties; (i) a 50,000-foot industrial facility in Auburn, California, which is leased to Coherent, Inc. - the release of this lien occurred on February 4, 1994, as part of a sale of the property to the tenant ; and
                  (ii) a vacant 95,500 square foot industrial/office facility in the Stanford Business Park in Palo Alto, California.

               b. GOCO paid Brazos the sum of  $500,000, from the  Coherent
                  Auburn sale, discussed below, in return for which Brazos released its lien on the property known as Rosemead

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1994
                                     (Unaudited)

                  Springs Business Park in El Monte, California - this transaction occurred on February 4, 1994.

               c. GOCO  had an  option (exercisable  at  any time  prior to
                  April 30, 1994) to obtain a release of the Brazos lien as to any of the remaining properties subject to Brazos' lien (the "Option Properties") by paying a negotiated release price to Brazos. Any property not so released was transferred to Brazos in satisfaction of the balance of Brazos claims.

          6. GOCO closed the sale of the Coherent Auburn facility to the tenant for $3,650,000 on February 4, 1994, and applied a portion of the net proceeds from the sale toward the payment of the release price for the Rosemead Springs property referred to in paragraph 5.b., above. Most of the remaining proceeds were applied toward the partial paydown of Brazos' discounted lien release price for four of the Option Properties referred to in paragraph 5.c., above. The balance of the funds required for the payment of those release prices were financed through a $12 million loan obtained by GPA Industrial, L.P. from Heller Financial, Inc. Such financing was applied to the release of the liens on the two properties known as the J.I. Case buildings and the two properties known as the Navistar buildings. The total release price for these properties and the Rosemead property was $14,500,000.

          7.   After  accounting  for  the  cash  proceeds  of  the   above
               transactions, there would remain approximately $962,000 in net fees payable to a general partner.

          The impact of the reorganization is $120,112,000 in extraordinary gain from the forgiveness of debt. The consolidated financial statements include adjustments that arose from the reorganization plan.

          The ultimate result is i.) GPA West obtaining Coherent Palo Alto free and clear; ii.) GPA West obtaining Rosemead Springs, financed through debt of $2,500,000; and iii.) GPA Industrial obtaining the J.I. Case and Navistar buildings financed through debt of $12,000,000.

          Note 7. NOTES PAYABLE

          The two subsidiaries of GOCO Realty Fund I, GPA West, L.P. and GPA Industrial, L.P. obtained the Rosemead Springs and J.I. Case/Navistar properties, respectively, in May 1994 through the

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1994
                                     (Unaudited)

          payment to Brazos of the negotiated release prices for each of the properties. This required GPA West, L.P. and GPA Industrial, L.P. to secure financing.

          GPA West, L.P. incurred indebtedness of $2,500,000 to Mid-Peninsula Bank, secured by Rosemead Springs. The interest rate on this promissory note payable is two (2) percentage points per annum over the Mid-Peninsula Bank Base Rate. Regular interest payments are due monthly until the May 1995 maturity at which time the entire principal balance and accrued interest are due.

          GPA Industrial, L.P. incurred indebtedness of $12,000,000 to Heller Financial, Inc. secured by the four J.I. Case/Navistar properties. The interest rate on this promissory note payable is five (5) percentage points per annum over the three month London Interbank Offered Rates ("Libor") and is reset the first business day of each month. Monthly $25,000 principal plus interest payments are due during the first two years of the loan. In the third fiscal year of the loan monthly payments increase to $33,333 principal plus interest. Finally, beginning with the fourth fiscal year of the loan until the May 2004 maturity, monthly payments will increase to $41,667 principal plus interest.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations.

          INTRODUCTION

          The predecessor partnership commenced operations as of June 30, 1986, following its acquisition of 66 real estate projects subject to non-recourse institutional debt secured by the projects and certain other assets, subject to certain liabilities, most of which related to the operation of the projects. The predecessor partnership acquired the projects and other assets in exchange for the Units, in an Exchange Transaction involving 21 limited partnerships and one individual property owner. At the end of 1993, there was a technical termination of the predecessor partnership and Glenborough Partners commenced as successor to Glenborough Limited (collectively, "the Partnership").

          The following discussion addresses the Partnership's financial condition at June 30, 1994 and its results of operations for the six and three months ended June 30, 1994 and 1993. This information should be read in conjunction with the Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

          LIQUIDITY AND CAPITAL RESOURCES

          On May 21, 1992, New West Federal Savings and Loan Association ("New West") filed a judicial foreclosure action in Superior Court in Orange County. Also on May 21, the Partnership (i) filed a civil action against New West in Superior Court in San Mateo County, seeking in excess of $30 million in damages for a variety of claims, including misrepresentation and breach of contract, and (ii) filed a petition in the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the Federal Bankruptcy Code (see Results of Operations below). The Bankruptcy Court approved the Partnership as debtor in possession, the continuation of
          Glenborough as manager of the Partnership's assets, and an agreement between the Partnership and New West relating to the use of cash collateral, as well as ruling on a variety of other miscellaneous issues. In addition, the Bankruptcy Court approved the employment of the law firm of Cotchett, Illston and Pitre of Burlingame, California, as the Partnership's litigation counsel in its civil action against New West. On December 23, 1992, the Partnership and New West agreed on the terms of a litigation moratorium under which virtually all activity in the civil actions and in the Bankruptcy Court (other than routine matters relating to day-to-day operations) were suspended while the parties attempted to negotiate a settlement.

          Griffin Investments (formerly MFCo.) had also been carrying on independent settlement discussions with New West, which could have potentially led to elimination of the Griffin note receivable and its related share of the New West debt. However, those independent negotiations were terminated pending completion of settlement negotiations between New West and the Partnership.

          As a result of the Chapter 11 filing, a cash collateral agreement was implemented between the Partnership and New West, whereby the Partnership was required to pay to New West monthly, all but $50,000 of the funds remaining in the operating cash accounts as of the last day of the previous month. In accordance with SOP 90-7, such payments have been recognized as interest expense. Net cash paid to Brazos or its agent for interest pursuant to the cash collateral agreement was $1,539,000 in the first half of 1994 with an additional $1,369,000 accrued at June 30, 1994.

          In July of 1993, it was announced that all of the assets of New West (including the Partnership's loan) had been transferred to Brazos. Brazos's general partner is Keystone Inc., an affiliate of the Robert M. Bass organization which owned New West, and Brazos's principal limited partner is the Federal Deposit Insurance Corporation.

          On November 19, 1993, GOCO and Brazos executed a settlement agreement, which was incorporated into a Second Amended Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K dated January 24, 1994) ("Amended Plan") for GOCO, which was confirmed by the Court on January 13, 1994, without opposition from any party, and became effective on January 24, 1994.

          The Amended Plan and settlement have five principal components. First, Brazos unconditionally released its lien on two properties: (i) a 50,000-foot industrial facility in Auburn, California, which is leased to Coherent, Inc., which was sold to the tenant as described more fully below; and (ii) a vacant 95,500 square foot industrial/office facility in the Stanford Business Park in Palo Alto, California, formerly also leased to Coherent. Second, GOCO acquired Rosemead for $500,000; Third, GOCO had an option (exercisable at any time prior to April 30, 1994) to obtain a release of the Brazos lien as to any remaining properties subject to Brazos's lien by paying a negotiated release price to Brazos. Fourth, by April 30, 1994, GOCO was to transfer to Brazos, in satisfaction of the balance of Brazos's claims, any property as to which GOCO has not exercised the option described above. This transaction actually closed on May 6, 1994. Fifth, certain properties was to be transferred by GOCO to Griffin or a related party in redemption of Griffin's interest in Glenborough Partners (successor to Glenborough Limited), which will be required to pay negotiated release prices or transfer those properties to Brazos on or before July 31, 1994.

          GOCO closed the sale of the Coherent Auburn facility to the tenant for $3,650,000 on February 4, 1994, and applied a portion of the net proceeds from the sale toward the payment of the release price for the Rosemead Springs property. Most of the remaining proceeds will be applied toward Brazos's lien release price for four properties known as the J.I. Case and Navistar buildings.

          In general, the ability of the Partnership's properties to perform at the levels originally expected has been adversely affected by, among other things, (i) the decrease in the availability of debt financing, due in part to the savings and loan crisis and government regulations which deter regulated lenders from real estate lending; and (ii) the nationwide bulk sales of loans and real estate at prices substantially below replacement cost. These activities have significantly contributed to low rental rates in the markets in which the Partnership owns properties. Management believes that these activities have already precipitated an ongoing spiral of declining real estate values, leading to lost collateral value for otherwise healthy loans, leading to more financial institution failures, leading to more discounted sales, and so on. Management also believes that these activities may depress income property values for many years into the future and will lengthen the period of time required for the Partnership to obtain the originally projected return on its properties.

          The Partnership suspended its distributions in 1990 in an attempt to increase liquidity and capital resources for tenant and capital improvements, leasing commissions, refinancing costs, and increasing debt service payments. As of August 5, 1994, distributions remain suspended.

          Near-term prospects for liquidity and capital resources are somewhat problematic, since two of the properties already released by Brazos (Rosemead and the former Coherent facility in Palo Alto) are either totally or substantially vacant. Management anticipates that, assuming no new leasing at Rosemead or Palo Alto, the Partnership's near-term cash flow will be roughly break-even. In the longer term, assuming a reasonable absorption of the vacant space at those two properties, the partnership should achieve a positive cash flow and may anticipate the restoration of distributions in the future. To facilitate current financing, the Rosemead and Palo Alto properties were transferred to a newly-formed subsidiary of GOCO, GPA West, L.P.

          Previous reports have discussed the liquidity and capital resources problems associated with vacancies by two large tenants, Solectron and SEEQ. However, pursuant to the Amended Plan those properties will be transferred to an affiliate of Griffin, and the partnership's claims for delinquent rent have been transferred to Brazos, so these issues are no longer pertinent to the Partnership's liquidity and capital resources.

          Management is aggressively seeking new tenants, particularly for the Rosemead and Palo Alto properties, and pursuing renewals of existing leases as they expire. However, absent a dramatic improvement in nationwide economic conditions and demand for commercial space, management anticipates a continuation of rent concessions and lower effective rental rates, as well as higher tenant delinquencies. As always, the Partnership remains vulnerable to a variety of other factors beyond the Partnership's control, that may adversely affect capital resources and liquidity, such as excess supply in relation to demand, increases in unemployment, population shifts, levels of corporate activity, zoning changes, changes in tenant's needs, and bulk sale activities of the Resolution Trust Corporation as discussed above.


          RESULTS OF OPERATIONS

          Operating revenue and expenses decreased in all areas except one during the six and three months ended June 30, 1994 compared to the six and three month ended June 30,, 1993 due to the transferring of all but seven of the remaining properties back to Brazos in the second quarter of 1994. The lone exception was professional fees which was a result of legal and tax consulting fees related to the reorganization discussed above.

          Prior to transferring the remaining properties back to Brazos, rental revenue was lower in 1994 compared to a comparable period in 1993 due to the loss of a major revenue producing tenant, Coherent Palo Alto, in May 1993, an overall decrease in total average occupancy of all Partnership commercial properties from 80% at March 31, 1993 to 75% at June 30, 1994 and the transfer of eight properties to Brazos in the first quarter of 1994 as part of the first stage of the plan of reorganization described above.

          Interest and other revenue also decreased during the period in 1994 through the date of transfer to Brazos compared to the same period in 1993 due to the transfer of the Partnership's interest in interest bearing restricted cash accounts and Griffin notes receivable in January 1994.

          Through the date of transfer of properties in 1994, operating expenses, in total, also decreased when comparing a comparable period in 1993 largely due to: (i) the utilities expenses related to the costs associated with maintaining utility services to the single-tenant facility (Micrel) while it was vacant in 1993; (ii) the determination in the first quarter of 1993 that a portion of the outstanding receivable related to a particular tenant, was uncollectible and charged to bad debt (other expense); and (iii) a portion of the tenant improvements becoming fully depreciated in 1993.

          Interest expense, recognized only to the extent monthly net cash payments were made to Brazos pursuant to the Statement of Position 90-7 - Financial Reporting by Entities in Reorganization under the Bankruptcy Code, decreased during the period prior to transfer in 1994 in relation to the comparable period in 1993. This decrease is primarily due to the January 1994 transfer of the Griffin notes receivable, described above, where the Partnership ceased recognizing interest income from Griffin and its related interest expense when forwarded to Brazos.

          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

          On May 21, 1992, New West Federal Savings and Loan Association filed a judicial foreclosure action in the Superior Court in Orange County. Also on May 21, the Partnership (i) filed a civil action against New West Federal in the Superior Court in San Mateo County, seeking in excess of $30 million in damages for a variety of claims; including misrepresentation and breach of contract, and (ii) filed a petition in the United States Bankruptcy Court ("the Court") for the Northern District of California for reorganization under Chapter 11 of the Federal Bankruptcy Code. On January 13, 1994, the Court entered an order confirming a plan of reorganization ("the Plan") (see Item 1-Note 6.). The Plan became effective on January 24, 1994.

          Item 6.   Exhibits and Reports on Form 8-K

                    (b) Reports on Form 8-K. Registrant filed a Current Report on Form 8-K, dated May 20, 1994 presenting a summarization of the material features of the Court approved plan of reorganization for GOCO Realty Fund I and a discussion over the transfer of four GOCO properties to Griffin Investments in exchange for a redemption of 448,894 Griffin limited partner units in Glenborough Partners.

                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP




       By:  /s/ Robert Batinovich          By:          Glenborough     Realty
       Corporation,
            Robert Batinovich                   its Managing General Partner
                 General Partner


                                                By:   /s/ Robert Batinovich
                                                     Robert Batinovich
                                                     President and
                                                     Chairman of the Board



                                                By:   /s/ Andrew Batinovich
                                                     Andrew Batinovich
                                                     Senior Vice President,
                                                     Chief Financial Officer
                                                     and Director





                                Date:  August 12, 1994