Form 10-Q
period 1994-09-30
GLENBOROUGH LTD
filed 1994-11-14
CIK 790129

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1994

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

        Total number of units outstanding as of September 30, 1994: 2,961,853

                              NO EXHIBIT INDEX REQUIRED

          PART I -  FINANCIAL INFORMATION

          Item 1 -  Financial Statements

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (In thousands, except units outstanding)
                                     (Unaudited)


                                                September 30, December 31,
                                                     1994         1993
                                                  ----------   ----------
          Assets
          ------
          Real estate investments, at cost:
            Land                                 $  4,465      $  28,797
            Buildings and improvements             33,042        137,956
            Net realizable value reserve           (8,213)          (177)
                                                 --------       --------
                                                   29,294        166,576

            Less:
              Accumulated Depreciation             (8,325)       (42,875)
                                                 --------       --------
          Net real estate investments              20,969        123,701

          Other Assets:
            Cash and cash equivalents                 339          1,506
            Restricted cash                             -          8,247
            Receivable, (including $70
              from a related party in 1993)            19          2,276
            Advance to a related party              1,000              -
            Deferred loan fees                        448          2,933
            Deferred leasing commissions               10            721
            Notes receivable-MFCo., including
              premium but net of deferred gain
              on roll-out                               -         44,830
            Other notes receivable, net of
              discount                                  -            121
            Prepaid incentive and transaction
              fees (paid to related party)              -            623
            Other                                      67            324
                                                 --------       --------
          Total assets                           $ 22,852      $ 185,282
                                                 ========       ========

                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Consolidated Balance Sheets - continued
                       (In thousands, except units outstanding)
                                     (Unaudited)


                                                September 30, December 31,
                                                     1994        1993
                                                   --------     --------
          Prepetition liabilities:
            Notes payable, net of discount/
              including premium (including
              $90 to a related party in
              1993)                             $       -      $ 273,762
            Accrued interest                            -         21,237
            Accounts payable                            -            563
            Deposits and other liabilities              -            726
                                                 --------       --------
          Total prepetition liabilities                 -        296,288
                                                 --------       --------

          Postpetition liabilities:
            Notes payable                          15,792            381
            Accrued interest                          108              -
            Accrued expenses                          289            239
            Lease obligation                            -            167
            Deposits and other liabilities            161            475
                                                 --------       --------
          Total postpetition liabilities           16,350          1,262
                                                 --------       --------
          Partners' equity (deficit)
            General partners                          130         (2,234)
            Limited partners, 2,961,853 and
              3,411,747 units outstanding at
              September 30, 1994 and
              December 31, 1993, respectively       6,372       (110,034)
                                                 --------       --------
          Total partners' equity (deficit)          6,502       (112,268)
                                                 --------       --------
          Total liabilities and partner's
            equity (deficit)                    $  22,852      $ 185,282
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

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                       Nine months ended     Three months ended
                                          September 30,          September 30,
                                        ----------------
- -----------------
                                         1994      1993         1994      1993
                                        ------    ------       ------     ------
     Revenues:

        Rental                          $ 5,290  $13,868      $   672   $ 4,475
        Interest and other                  172    2,932           76     1,062
                                         ------   ------       ------    ------
     Total revenues                       5,462   16,800          748     5,537
                                         ------   ------       ------    ------
     Operating expenses (including $32
       and $141 paid to related parties
       in 1994 and 1993 respectively
       for miscellaneous reimbursements):
        Property taxes                      593    1,629           73       462
        Repairs and maintenance             456    1,319           24       471
        Management fees and reimbursed
          expenses (paid to related
          parties)                          722    1,418           87       472
        Insurance                            65      163           10        55
        Utilities                           466    1,619           15       547
        Salaries and wages (including $192
          and $563 paid to related parties
          in 1994 and 1993, respectively)   206      588           11       179
        Professional fees                   907      597          353       168
        Depreciation and amortization     1,766    4,239          130     1,413
        Other                               128      438            9        76
                                         ------   ------       ------    ------
     Total operating expenses             5,309   12,010          712     3,843
                                         ------   ------       ------    ------
     Operating income                       153    4,790           36     1,694















                                     (continued)


                                     Page 5 of 20






                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Operations - continued
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                       Nine months ended     Three months ended
                                         September 30,           September 30,
                                       ----------------       -----------------
                                         1994      1993         1994      1993
                                        ------    ------       ------     ------

     Other income and (expense):

       Gain on sale                      1,503       -             -         -
       Interest expense and
        amortization of debt premium
        (contractual amount is
        $16,282 including premium
        amortization for 1993)          (2,741)  (8,874)        (183)   (3,184)
                                       -------  -------      -------   -------

     Loss before extraordinary item     (1,085)  (4,084)        (147)   (1,490)

     Extraordinary item                119,855      (14)        (172)       (5)
                                       -------  -------      -------   -------
     Net income/(loss)                $118,770 $ (4,098)    $   (319) $ (1,495)
                                       =======  =======      =======   =======




     Loss before extraordinary item
       per limited partnership unit   $  (0.33)$  (1.17)    $  (0.05) $  (0.43)

     Extraordinary item per limited
       partnership unit                  36.49    (0.01)       (0.06)        -
                                       -------  -------      -------   -------
     Net income/(loss) per limited
       partnership unit               $  36.16 $  (1.18)    $  (0.11) $  (0.43)
                                       =======  =======      =======   =======
     Distributions per limited
       partnership unit               $      - $      -     $      -  $      -
                                       =======  =======      =======   =======










                   See accompanying notes to financial statements.


                                     Page 6 of 20






                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)
                For the nine months ended September 30, 1994 and 1993
                                     (Unaudited)


                                                                  Total
                                           General    Limited   Partners'
                                           Partner    Partners   Equity
                                          ---------   --------  --------
          Consolidated balance,
             December 31, 1992          $  (2,107)  $(103,803) $(105,910)

             Net loss                         (82)     (4,016)    (4,098)
                                         ---------   ---------  ---------
          Consolidated balance,
             September 30, 1993         $  (2,189)  $(107,819) $(110,008)
                                         =========   =========  =========



          Consolidated balance,
             December 31, 1993          $  (2,234)  $(110,034) $(112,268)

             Net income                     2,697     116,073    118,770
                                         ---------   ---------  ---------
          Consolidated balance,
             September 30, 1994         $     463   $   6,039  $   6,502
                                         =========   =========  =========























                   See accompanying notes to financial statements.


                                     Page 7 of 20






                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Unaudited)

                                                          For the Nine Months
                                                             Ended
                                                          September 30,
                                                     ----------------------
                                                        1994       1993
                                                      --------   --------
          Cash flows from operating activities:

             Net income/(loss)                       $118,770   $ (4,098)
             Adjustments to reconcile
               net income/(loss) to net
               cash provided by operating
               activities:
             Notes receivable premium
               amortization (accretion)                     -        (17)
             Depreciation and amortization              1,766      4,239
             Gain on sale                              (1,503)         -
             Gain from debt forgiveness              (119,855)         -
             Changes in assets and liabilities:
               Increase (decrease) in
                 other liabilities                       (294)        22
               Increase in receivables
                 (including $70 from
                 a related party in 1993)                   -       (169)
               Increase in advance to related party    (1,000)         -
               Decrease in accounts payable              (569)      (163)
               Increase (decrease) in accrued expenses    112       (567)
               Decrease (increase) in other assets       (309)       172
               Decrease in prepaid incentive
                 and transaction fees
                 (paid to a related party)                348        372
               Decrease in legal retainers                  -        443
               Increase in deferred leasing
                 commissions and loan fees               (575)       (43)
               Increase in accrued interest               108         -
                                                      -------    -------
           Net cash provided by (used in) operating
             activities                                (3,001)       191
                                                      -------    -------









                                     (continued)


                                     Page 8 of 20






                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Cash Flows - continued
                                    (in thousands)
                                     (Unaudited)

                                                       For the Nine Months
                                                             Ended
                                                          September 30,
                                                    ----------------------
                                                        1994       1993
                                                      --------   --------
          Cash flows from investing activities:
             Proceeds from sale of real estate          1,307          -
             Improvements to real estate                 (326)      (518)
             Gross increase in restricted cash            (35)      (509)
             Increase in other notes receivable             -        700
                                                     --------   --------
          Cash provided by (used in)
           investing activities                           946       (327)
                                                     --------   --------
          Cash flows from financing activities:
           Borrowings on notes payable                 15,912        201
           Principal payments on notes payable
             and lease obligations                    (15,024)       (13)
                                                     --------   --------
          Net cash provided by financing activities       888        188
                                                     --------   --------
          Net increase (decrease) in cash and
           cash equivalents                            (1,167)        52

          Cash (net restricted cash), beginning
           of period                                    1,506      2,232
                                                     --------   --------
          Cash (net restricted cash), end
           of period                                 $    339   $  2,284
                                                     ========   ========

















                   See accompanying notes to financial statements.


                                     Page 9 of 20






                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1994
                                     (Unaudited)

          Note 1.   SUMMARY OF ORGANIZATION
                    -----------------------
          Glenborough  Partners,  A   California  Limited  Partnership  has
          succeeded  Glenborough Limited, A  California Limited Partnership
          pursuant to section 15d-5 of the Securities Exchange Act of 1934.

          On May 21, 1992, GOCO Realty Fund I, the partnership holding and operating the Partnership's real property (including its related debt), filed a petition in the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the Federal Bankruptcy Code. The Partnership filed a plan of reorganization with the Bankruptcy court which became effective January 24, 1994 (see Note 6).

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

          Note 2.   SIGNIFICANT ACCOUNTING POLICY
                    -----------------------------
          In the opinion  of Glenborough Realty  Corporation, the  managing general partner, the  accompanying unaudited financial statements contain  all  adjustments  (consisting of  only  normal accruals)
          necessary to present fairly the financial position of Glenborough
          Partners,  A  California  Limited  Partnership  as  successor  to
          Glenborough Limited pursuant to Rule 15d-5  (the  "Partnership"), at  September 30,  1994 and  December 31,  1993, and  the related statements of  operations for  the nine  and  three months  ended
          September 30, 1994, statements of partners' equity (deficit)  and
          the  statements  of  cash   flows  for  the  nine   months  ended
          September 30, 1994 and 1993.

          As  a  result  of  the  May  21,  1992  Chapter  11  filing,  the
          Partnership   began   recognizing   interest  income/expense   in
          accordance with the
          Statement of Position 90-7 - Financial Reporting by Entities in
          Reorganization under  the Bankruptcy  Code ("SOP 90-7"),  whereby interest income/expense  on secured  claims  accrue only  to  the extent that the  value of the  underlying collateral exceeds  the principal amount of the secured claim.


                                    Page 10 of 20






                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1994
                                     (Unaudited)


          In accordance with  SOP 90-7,  all income  and expenses  directly related to  the plan of  reorganization are expensed  as incurred and are presented net as an extraordinary item.  During the first nine months of  1994, the Partnership  incurred professional  and other fees related to  the plan of reorganization of  $42,000 and earned interest income on accounts related to the  reorganization
          of  $7,000  on   cash  balances  resulting   from  the  plan   of
          reorganization.   These amounts are recorded  as an extraordinary
          item.

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

          Note 4.   NET LOSS PER LIMITED PARTNERSHIP UNIT
                    -------------------------------------
          Pursuant  to the  Glenborough  Partners and  GOCO  Realty Fund  I
          partnership agreements,  the general partners hold  a 2.27% share of  the partnership's net income or loss and distributions.  This percentage is  derived  from  the  general  partners'  1%  direct interest  in GOCO  Realty Fund  I and  a 0.99%  indirect interest through their  1.28%  general  partner  interest  in  Glenborough
          Partners' 99% interest in GOCO Realty Fund I.

          For financial reporting purposes, after the redemption of units discussed in Note 6, 3,209,622 and 3,413,844 weighted average units were outstanding to limited partners for the nine months ended September 30, 1994 and 1993, respectively. The weighted average units outstanding to limited partners for the three months ended September 30, 1994 was 2,962,853. Net income (loss) per unit is derived by dividing 97.73% of the net income (loss) by the weighted average number of units outstanding to the limited partners.

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


                                    Page 11 of 20






                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1994
                                     (Unaudited)

          All fees and allocated expenses due to Glenborough and included in the Partnership's operating expenses for the nine months ended
          September 30, 1994 and 1993 are as follows (in thousands):

                                                         Nine months ended
                                                           September 30,
                                                        ------------------
                                                         1994        1993
                                                       --------    --------

          Property management fees                     $  222      $  557
          Reimbursed general and administrative
            overhead                                      500         372
                                                       ------      ------
          Total management fees and reimbursed
            general and administrative expenses        $  722      $  929
                                                       ======      ======

          In  the first nine months of 1994: (i) Glenborough was reimbursed
          $192,000   for  salaries   and   wages  of   on-site  management,
          maintenance and landscape employees and $32,000 for miscellaneous reimbursements; (ii)  Glenborough was  paid  $36,000 for  leasing commissions  which were  capitalized and  are amortized  over the terms  of the  related  leases; and  (iii)  Glenborough was  paid
          $962,000 for transaction fees on the reorganization discussed  in
          Note 6 below.

          In  the first nine months of 1993: (i) Glenborough was reimbursed
          $563,000  for   salaries  and   wages   of  on-site   management,
          maintenance   and   landscape    employees   and   $141,000   for
          miscellaneous  reimbursements;  and  (ii)  Glenborough  was  paid
          $47,000 for leasing  commissions which were  capitalized and  are amortized over the terms of its related leases.

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


                                    Page 12 of 20






                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1994
                                     (Unaudited)


          The following is a brief description of the principal points of the plan reorganization.

          1.    The claims of all creditors were satisfied in full.

          2. Transfer to Brazos of the Partnership's interest in the restricted cash and Griffin note receivable.

          3.    Twelve properties have  been transferred into two  separate rollouts, four to Griffin  Investments (Phase II  Rollout), and  eight to a Griffin  affiliate (Phase  III Rollout), in redemption  of  all  of  Griffin's  (and  its  affiliates')
                448,894 units  in Glenborough Partners  (which is successor
                to  Glenborough   Limited).     These  redemptions  reduced
                Glenborough Partners'  outstanding equity  securities  from
                3,410,747   limited  partner  units  to  2,961,853  limited
                partner  units.  Those  entities were given options  to pay off Brazos' lien on those properties, at negotiated prices,
                or transfer them to Brazos.   The options on both the Phase
                II and the Phase III Properties were not exercised, and the properties were transferred to Brazos.

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

          5. The claims of Brazos were satisfied through a multipart transaction including the following:

                a. Brazos  unconditionally   released  its   lien  on   two
                   properties;  (i)  a  50,000-foot industrial  facility in
                   Auburn,  California, which was leased  to Coherent, Inc.
                   - the  release  of  this lien  occurred  on February  4,
                   1994, as part of a  sale of the property to the tenant ;
                   and (ii) a  vacant 95,500 square  foot industrial/office
                   facility in  the Stanford  Business Park  in Palo  Alto,
                   California.

                b. GOCO paid Brazos the  sum of $500,000, from the Coherent
                   Auburn sale, discussed below, in return for which Brazos released its lien on the property known as



                                    Page 13 of 20






                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1994
                                     (Unaudited)

                   Rosemead Springs Business Park in El Monte, California -
                    this transaction occurred on February 4, 1994.

                c. GOCO had an  option (exercisable  at any  time prior  to
                   April 30,  1994) to obtain a release of  the Brazos lien
                   as  to  any  of  the  remaining  properties  subject  to
                   Brazos'  lien  (the "Option  Properties")  by  paying  a
                   negotiated release  price to  Brazos.   The  Partnership
                   exercised  its option on  a few  properties as discussed
                   in  paragraph  4. and  5.b  above  and  6.  below.   The
                   remaining   options  were   not   exercised   and  those
                   properties were  transferred to  Brazos in  satisfaction
                   of the remaining balance of Brazos claims in May 1994.

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

          7. Included in the above transactions, was $962,000 in net transaction fees payable to a general partner which was paid in August 1994.

          The impact of the reorganization is $119,880,000 in extraordinary gain from the forgiveness of debt. The consolidated financial statements include adjustments that arose from the reorganization plan.

          The ultimate result is (i) GPA West obtaining Coherent Palo Alto free and clear; (ii) GPA West obtaining Rosemead Springs, financed through debt of $2,500,000; and (iii) GPA Industrial obtaining the J.I. Case and Navistar buildings financed through debt of $12,000,000.

          Note 7.  NOTES PAYABLE



                                    Page 14 of 20






                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1994
                                     (Unaudited)

          The two  subsidiaries of GOCO Realty  Fund I, GPA  West, L.P. and
          GPA  Industrial,  L.P. obtained  the  Rosemead  Springs and  J.I.
          Case/Navistar properties, respectively, in May 1994 through the payment to Brazos of the negotiated release prices for each of the properties. This required GPA West, L.P. and GPA Industrial,
          L.P. to secure financing.

          GPA West,  L.P.  incurred  indebtedness  of  $2,500,000  to  Mid-
          Peninsula Bank, secured by Rosemead Springs. The interest rate on this promissory note payable is two (2) percentage points per annum over the Mid-Peninsula Bank Base Rate. Regular interest payments are due monthly until the May 1995 maturity at which time the entire principal balance and accrued interest are due.

          GPA  Industrial,  L.P. incurred  indebtedness  of $12,000,000  to
          Heller  Financial, Inc.  secured by  the four  J.I. Case/Navistar properties.  The interest rate on this promissory note payable is five  (5) percentage points per annum over the three month London
          Interbank Offered Rate ("Libor") and  is reset the first business
          day  of  each month.    Monthly $25,000  principal  plus interest
          payments are due during the first two years of the loan.  In  the third  fiscal  year of  the  loan  monthly  payments increase  to
          $33,333  principal plus  interest.   Finally, beginning  with the
          fourth  fiscal  year of  the loan  until  the May  2004 maturity,
          monthly   payments  will  increase   to  $41,667  principal  plus
          interest.

          In August 1994, Glenborough Partners borrowed $1,412,000 from  an unaffiliated lender to pay  down its tax and audit  liability and the  general  partner  transaction  fees  on  the  reorganization
          discussed in  Note 6 above.   The  terms of the  note include  an
          interest rate at the bank's prime lending rate, with principal of
          $20,000 plus  interest payable monthly until  maturity of January
          5, 1995.
















                                    Page 15 of 20






          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations.

          INTRODUCTION

          The predecessor partnership commenced  operations as of September
          30, 1986, following  its acquisition of  66 real estate  projects
          subject  to  non-recourse  institutional   debt  secured  by  the
          projects   and   certain  other   assets,   subject  to   certain
          liabilities,  most  of  which related  to  the  operation of  the projects.  The predecessor partnership acquired the projects  and
          other  assets  in   exchange  for  the  Units,  in   an  Exchange
          Transaction involving 21 limited  partnerships and one individual
          property  owner.   At  the end  of  1993, there  was  a technical
          termination  of  the  predecessor  partnership   and  Glenborough
          Partners   commenced  as   successor   to   Glenborough   Limited
          (collectively, "the Partnership").

          The  following discussion  addresses the  Partnership's financial condition at September 30, 1994 and its results of operations for the  nine and  three months  ended September  30, 1994  and 1993.
          This  information   should  be  read  in   conjunction  with  the
          Consolidated  Financial  Statements,   notes  thereto  and  other
          information contained elsewhere in this report.

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



                                    Page 16 of 20






          those independent negotiations were terminated pending completion of settlement negotiations between New West and the Partnership.

          As a result of the Chapter 11 filing, a cash collateral agreement was implemented between the Partnership and New West, whereby the
          Partnership  was required  to pay  to New  West monthly,  all but
          $50,000  of the funds remaining in the operating cash accounts as
          of the  last  day of  the  previous month.    In accordance  with
          Statement of Position  90-7 - Financial Reporting  by Entities in
          Reorganization  under  the  Bankruptcy  Code  ("SOP  90-7")  such payments have been recognized as interest expense.  Net cash paid to  Brazos or  its  agent  for  interest  pursuant  to  the  cash collateral agreement  was $2,177,000  in  the nine  months  ended
          September 30, 1994.

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

          The Amended Plan  and settlement had  five principal  components.
          First,   Brazos  unconditionally   released  its   lien   on  two
          properties:  (i)  a  50,000-foot  industrial  facility leased  to
          Coherent,  Inc.  in Auburn,  California,  which was  sold  to the tenant  as described more fully  below; and (ii)  a vacant 95,500 square foot  industrial/office facility in the  Stanford Business
          Park in Palo Alto, California, formerly  also leased to Coherent.
          Second,  GOCO acquired Rosemead for $500,000;  Third, GOCO had an option  (exercisable  at any  time prior  to  April 30,  1994) to obtain  a  release  of  the  Brazos  lien  as  to  any  remaining properties subject  to  Brazos's  lien  by  paying  a  negotiated release price to Brazos.  The Partnership exercised its option on a few properties as  discussed below.  Fourth, by April 30, 1994,
          GOCO  transferred to  Brazos, in  satisfaction of the  balance of
          Brazos's  claims, any property as to which GOCO had not exercised the option described above.  This  transaction actually closed on
          May  6, 1994.  Fifth, certain properties were transferred by GOCO to Griffin or a related party in redemption of Griffin's interest in Glenborough Partners (successor to Glenborough Limited), which were required to pay negotiated  release prices or transfer those properties to  Brazos on or before  July 31, 1994.  The transfers were effectively completed by May 31, 1994.

          GOCO closed the sale of the Coherent Auburn facility to the tenant for $3,650,000 on February 4, 1994, and applied a portion of the net proceeds from the sale toward the payment of the


                                    Page 17 of 20






          release price for  the Rosemead  Springs property.   Most of  the
          remaining  proceeds  were applied  toward  Brazos's lien  release price for four  properties known  as the J.I.  Case and  Navistar buildings.

          In general,  the  ability  of  the  Partnership's  properties  to perform at  the levels  originally  expected had  been  adversely affected  by,  among  other  things,  (i)  the  decrease  in  the availability  of debt financing, due  in part to  the savings and loan  crisis  and government  regulations  which  deter regulated lenders from  real estate lending;  and (ii) the  nationwide bulk sales  of loans  and real  estate  at prices  substantially below
          replacement   cost.     These   activities   have   significantly
          contributed  to  low rental  rates in  the  markets in  which the
          Partnership  owns properties.    Management  believes that  these
          activities   have  already  precipitated  an  ongoing  spiral  of
          declining real estate  values, leading to  lost collateral  value
          for   otherwise  healthy   loans,  leading   to   more  financial
          institution failures, leading  to more discounted  sales, and  so
          on.   Management also believes that  these activities may depress income  property values for many  years into the  future and will lengthen  the  period of  time  required for  the  Partnership to obtain the originally projected return on its properties.

          Previous  reports   have  discussed  the  liquidity  and  capital
          resources  problems  associated  with  vacancies  by   two  large
          tenants, Solectron  and SEEQ.   However, pursuant to  the Amended
          Plan  those  properties  were  transferred  to  an  affiliate  of
          Griffin, and the  partnership's claims for  delinquent rent  have been transferred  to  Brazos,  so  these  issues  are  no  longer pertinent to the Partnership's liquidity and capital resources.

          Near-term  prospects  for  liquidity  and  capital resources  are somewhat  problematic, since  two  of  the Partnership's  current properties  (Rosemead and  the former  Coherent facility  in Palo
          Alto)  are either  totally or  substantially vacant.   Management
          anticipates that, assuming  no new  leasing at  Rosemead or  Palo
          Alto,  the  Partnership's near-term  cash  flow  will be  roughly break-even.  In the longer term, assuming a reasonable absorption of  the vacant  space at  those two  properties,  the partnership should  achieve  a positive  cash  flow  and may  anticipate  the
          restoration of  distributions  in  the  future.    To  facilitate
          current  financing, the  Rosemead and  Palo Alto  properties were transferred to a newly-formed subsidiary of GOCO, GPA West, L.P.

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


                                    Page 18 of 20






          zoning  changes,  changes  in  tenant's  needs,  and  bulk   sale
          activities of  the  Resolution  Trust  Corporation  as  discussed above.

          The Partnership suspended its distributions in 1990 in an attempt to increase  liquidity  and  capital  resources  for  tenant  and capital improvements, leasing commissions, refinancing costs, and
          increasing  debt  service  payments.   As  of  November  7, 1994,
          distributions remain suspended  and at this  time, management  is unable to predict when they may be resumed.

          RESULTS OF OPERATIONS

          Operating revenue and expenses decreased  in all areas except one during  the  nine  and  three  months  ended September  30,  1994 compared to the nine and three month ended September 30, 1993 due to  the transferring of all  but six of  the remaining properties back to Brazos in the second quarter of 1994.  The only exception was  professional fees which increased  as a result  of legal and tax  consulting  fees  related to  the  reorganization  discussed above.

          Prior to transferring the remaining properties back to Brazos, rental revenue was lower in 1994 compared to a comparable period in 1993 due to the loss of a major revenue producing tenant, Coherent Palo Alto, in May 1993 and an overall decrease in total average occupancy of all Partnership commercial properties from 80% at March 31, 1993 to 75% at September 30, 1994.

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

          Interest expense, recognized only to the extent monthly net cash payments were made to Brazos pursuant to the SOP 90-7 decreased during the period prior to transfer in 1994 in relation to the comparable period in 1993. This decrease is primarily due to the January 1994 transfer of the Griffin notes receivable, described above, where the Partnership ceased recognizing interest income from Griffin and its related interest expense when forwarded to Brazos.




                                    Page 19 of 20






          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

                    (b)  Reports on Form 8-K.

                    No report on Form 8-K was required to be filed during this reporting period.














































                                    Page 20 of 20






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





                               Date:  November 9, 1994






                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP




       By:                                 By:          Glenborough     Realty
       Corporation,
            Robert Batinovich                   its Managing General Partner
                 General Partner


                                                By:
                                                     Robert Batinovich
                                                     President and
                                                     Chairman of the Board



                                                By:
                                                     Andrew Batinovich
                                                     Senior Vice President,
                                                     Chief Financial Officer
                                                     and Director





                               Date:  November 9, 1994












