Form 10-Q/A
period 1994-06-30
GLENBOROUGH LTD
filed 1994-12-30
CIK 790129

FORM 10-Q/A

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


                                     Page 1 of 20






        PART II.  OTHER INFORMATION


        Item 6.     Exhibits

                    (a)  Exhibit Index.

                                                         Incorporation by
            Exhibit No.       Description                Reference to
          ------------------------------------------------------------------
            27.2              Financial Data Schedule    EDGAR Exhibit No.
                                                         EX-27 for June 30,
                                                         1994 Form 10-Q
                                                         Registration No.
                                                         33-3657











































                                     Page 2 of 20






                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP




       By:  /s/ Robert Batinovich          By:  Glenborough Realty Corporation
            Robert Batinovich                   its Managing General Partner
                 General Partner


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





                               Date:  December 28, 1994