Form 10-Q/A
period 1994-09-30
GLENBOROUGH LTD
filed 1994-12-30
CIK 790129

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









        PART II.  OTHER INFORMATION


        Item 6.     Exhibits

                    (a)  Exhibit Index.

                                                         Incorporation by
            Exhibit No.       Description                Reference to
          ------------------------------------------------------------------
            27.1              Financial Data Schedule    EDGAR Exhibit No.
                                                         EX-27 for Sept.30,
                                                         1994 Form 10-Q
                                                         Registration No.
                                                         33-3657


















































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