Form 10-K405
period 1994-12-31
GLENBOROUGH LTD
filed 1995-03-31
CIK 790129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 31, 1994

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.
For the transition period from         to
                               --------  --------
                        COMMISSION FILE NUMBER: 33-3657

                              GLENBOROUGH PARTNERS
                        A CALIFORNIA LIMITED PARTNERSHIP
           as successor to Glenborough Limited pursuant to Rule 15d-5
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      California                          94-2997842
          --------------------------------             ----------------
             (State or other jurisdiction              (I.R.S. Employer
           of incorporation or organization)          Identification No.)

         400 South El Camino Real, Suite 1100             94402-1708
                 San Mateo, California                    ----------
        -------------------------------------             (Zip Code)
                 (Address of principal
                  executive offices)

      Partnership's telephone number, including area code: (415) 343-9300

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X       No
                                       -----       -----

No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibit Index in Item 14

PART I

ITEM 1. BUSINESS.

Organization

Glenborough Partners, A California Limited Partnership ("Partners"), successor to Glenborough Limited, A California Limited Partnership pursuant to section 15d-5 of the Securities Exchange Act of 1934, was originally formed in 1986 generally to acquire, own, operate, develop and lease commercial and residential real estate. To facilitate compliance with certain recording and filing requirements, a second limited partnership, GOCO Realty Fund I, a California Limited Partnership formerly known as Glenborough Operating Co. Ltd., A California Limited Partnership ("GOCO"), was formed in April 1986 to hold and operate all real and personal property then or thereafter owned by the Partnership (the "Partnership Property"). Partners and GOCO operated as an economic unit and unless specifically designated otherwise, were referred to collectively as the "Partnership". The present general partners of both Partners and GOCO are Glenborough Realty Corporation, a California corporation, and Robert Batinovich (collectively "Glenborough" or "General Partner"). Glenborough Realty Corporation is the managing general partner of the Partnership (the "Managing General Partner"). Glenborough Partners is the sole limited partner of GOCO.

In June 1986, the Partnership acquired (the "Roll Up") 66 real estate projects (the "Original Projects"), subject to non-recourse institutional debt secured by the Original Projects and certain assets, subject to certain liabilities, most of which were related to the operation of the Original Projects ("Net Other Assets"). The Original Projects and the Net Other Assets (collectively, the "Original Assets") were acquired by the Partnership from 21 limited partnerships and one individual (collectively, the "Predecessor Owners"). The Partnership acquired the Original Assets in exchange for 4,948,891 limited partnership units (the "Exchange Transaction").

To facilitate the Partnership's holding and transfer of real property as set forth under the plan of reorganization discussed below, two partnerships were created in February 1994: (i) GPA West, L.P.; and (ii) GPA Industrial, L.P. Subsequently, a third partnership was created in 1994, GPA Bond, L.P., to hold a property purchased on December 29, 1994.

All three partnerships are subsidiaries of GOCO Realty Fund I and as such, the financial statements are consolidated with Glenborough Partners. The general partners of each of these partnerships are Glenborough Realty Corporation and Robert Batinovich while the sole limited partner of each is GOCO Realty Fund I.

Chapter 11 - Reorganization

On May 21, 1992, GOCO Realty Fund I, the partnership holding and operating the Partnership's real property, filed a petition in the

United States Bankruptcy Court for the Northern District of California ("the Bankruptcy Court") for reorganization under Chapter 11 of the Federal Bankruptcy Code. The Partnership filed a plan of reorganization with the Bankruptcy Court which became effective January 24, 1994 (see Note 10 of the Notes to Consolidated Financial Statements).

The  following  is  a  brief   description  of  the  principal   points  of  the
reorganization plan:

1.   The claims of all creditors were satisfied in full.

2. Transfer to Brazos Asset Management, Inc. or its affiliates ("Brazos"), successor to New West Federal which succeeded American Savings and Loan, ("American"), the original lender, (see Note 3 of the Notes to the Consolidated Financial Statements) of the Partnership's interest in the restricted cash and Griffin note receivable from Griffin Investments (Griffin"), successor to Mariani Financial Company ("MFCo"), the original contributor of 15 properties to the Partnership in the Roll-Up (see Note 4 of the Notes to the Consolidated Financial Statements).

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

5. The claims of Brazos were satisfied through a multipart transaction including the following:

     a. Brazos unconditionally released its lien on two properties; (i) a 50,000-foot industrial facility in Auburn, California, which was leased to Coherent, Inc. - the release of this lien occurred on February 4, 1994, as part of a sale of the property to the tenant; and
          (ii) a vacant 95,500 square foot industrial/office facility in the Stanford Business Park in Palo Alto, California.

     b. GOCO paid Brazos the sum of $500,000, from the Coherent Auburn sale, discussed below, in return for which Brazos released its lien on the property known as Rosemead

          Springs Business Park in El Monte, California - this transaction occurred on February 4, 1994.

     c. GOCO had an option (exercisable at any time prior to April 30, 1994) to obtain a release of the Brazos lien as to any of the remaining properties (the "Option Properties") subject to Brazos' lien by paying a negotiated release price to Brazos. The Partnership exercised its option on eight properties as discussed in paragraph 4, 5.a and 5.b above and 6. below. The remaining options were not exercised and those properties were transferred to Brazos in satisfaction of the remaining balance of Brazos claims in May 1994.

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

Material Disposition of Properties

MFCo. Phase I Rollout - Effective January 1, 1987, the Partnership transferred to MFCo., under an installment land contract, equitable title to nine of the 15 properties originally contributed by MFCo. and its affiliates to the Partnership in the Exchange Transaction. These properties had an original exchange value of $73,852,000. In consideration for the properties and related net assets and liabilities, David W. Mariani and MFCo. transferred back 1,110,863 units of partnership interest in Limited and gave Limited a note in the original principal amount of $53,172,000, which included undrawn reserves of $1,960,000. This amount approximated the prorata share of refinanced New West Federal Debt (now known as the "Brazos Debt")(see Note 3 - Notes Payable) attributable to the MFCo. Rollout properties. This note has an original maturity date of June 30, 1996.

The difference between the promissory note received from MFCo. and the book value of the assets transferred/rolled out was recorded on the Partnership's books as deferred gain. MFCo. Rollout price adjustments affecting deferred gain have been made subsequent to the Rollout, due to a provision in the original Master Lease on one of the properties rolled-out. The note receivable was discounted to yield the same effective interest rate as the Brazos Debt, 7.44%. No accounting recognition has been given to the surrender of Partnership Units.

This transaction substantially reduced MFCo.'s interest in the Partnership from approximately 31% to approximately 11%. In addition, David W. Mariani withdrew as a general partner of both Glenborough Limited and GOCO and also resigned as an officer and director of Glenborough Realty Corporation, the managing general partner of Glenborough Limited and GOCO, effective July 9, 1987.

In January 1988, MFCo. assigned to Griffin Investments, a California limited partnership, its interest in the installment sale land contract. Interest only payments (originally five percent increasing over time to ten percent) are due monthly. Effective July 1, 1991, the Partnership agreed to forbear from collecting from Griffin Investments the increased interest payments which would otherwise have taken effect on that date, in the approximate amount of $77,000 per month.

At December 31, 1993, the Partnership remained primarily liable for the full amount of the Brazos Debt and the MFCo. Rollout properties remained collateral for that debt. Griffin Investments had the right to partially reinstate its prorata share of the Brazos Debt in the event of a default by the Partnership. The Partnership also had the right to transfer title of the properties to Griffin Investments. On January 24, 1994, pursuant to the plan of reorganization discussed above, the claims of Brazos were satisfied through a multipart transaction which included a transfer by the Partnership to Brazos of the Griffin note receivable.

Business Plan

In general, the Partnership's intentions were to acquire and hold properties for the long term, with the objective of providing a strong, growing, diversified portfolio that can generate predictable cash distributions.

The business of the Partnership consists primarily of owning and operating as a continuing business, the current projects ("Partnership Properties" or "Properties") and mortgages (the "Partnership Assets"). Information regarding the Partnership Properties is incorporated herein by reference to Item 2
- -Properties.

Management and Operation

Glenborough Partners operates through GOCO Realty Fund I, GPA Industrial L.P., GPA West L.P., and GPA Bond L.P. (collectively "the Operating Partnerships"). The Operating Partnerships have engaged Glenborough Corporation, a California corporation controlled by Robert Batinovich, to act as property manager (the "Property Manager") to manage the Partnership Assets. Pursuant to a written management agreement, Glenborough Corporation has broad managerial responsibility for all Partnership Assets, including collection of all rental and other charges due from tenants. The agreement as amended, expires in 1996, except that the Partnership may terminate the agreement without cause on 30-days written notice or immediately if Glenborough Realty Corporation ceases to be the managing general partner.

Federal, state and local statutes, ordinances and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment do not presently have a material effect on the operations of the Properties nor on the capital expenditures, earnings or competitive position of the Partnership.

The Partnership does not directly employ any individuals. All regular employees rendering services on behalf of the Partnership are employees of Glenborough Corporation or its affiliates.

The business of the Partnership to date has involved only one industry segment. The partnership has no foreign operations and the business of the partnership is not seasonal.

Competition

The Managing General Partner believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and additional tenant improvements commensurate with local market conditions. Such competition may lead to rent concessions that could adversely affect the Partnership's cash flow. Although the Managing General Partner believes the Partnership Properties are competitive with comparable properties as to those factors within the Partnership's control, continued over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the Properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates.

Depending on future market and economic conditions, the Partnership may be required to retain ownership of its current Properties for periods longer than originally anticipated, or may need to dispose earlier than anticipated, or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

ITEM 2.           PROPERTIES.

As discussed above under Chapter 11 - Reorganization, the Partnership exercised its option to obtain a release of the Brazos lien on eight properties. The options on the remaining properties were not exercised and those properties were transferred to Brazos in satisfaction of the remaining balance of Brazos' claims in May 1994.

As of December 31, 1994, the Partnership has a total of 6 projects. There are 170,000 rentable square feet of multi-tenant office space located in suburban areas of Los Angeles and Detroit with aggregate occupancy of 34%. Industrial/warehouse facilities, totaling 1.2 million rentable square feet are located in Memphis, Chicago, Kansas City, and Baltimore. The industrial/warehouse space is 100% leased. The overall property occupancy is 92%.

In the opinion of management, the insurance coverage on each of the real estate projects has been and continues to be adequate.

There are four leases which occupied ten percent or more of the total net rentable square footage available at year end. See "Material Leases" below for the lease and option provisions for these leases. On a cumulative basis, these light industrial warehouse projects produced gross revenue of $2,101,000 for the last fiscal year equal to approximately 34% of the aggregate gross revenues of the Partnership.

Information regarding encumbrances on Partnership Projects is incorporated herein by reference to Item 8, Note 3 - Notes Payable in the Notes to Consolidated Financial Statements.

The following table sets forth information regarding the Partnership Projects which were owned as of December 31, 1994, grouped by type of project, including project name, location, general physical characteristics, and total amount of leasable square feet.


                    PARTNERSHIP PROJECTS - OFFICE COMPLEXES

                                                                  Leasable
                                                                  Square         Occupancy
Project Name                    General Description               Feet               %            Location
- ------------                    -------------------               --------       ---------        --------

Rosemead Springs                Seven, one-story and              129,503            16%          El Monte,
Business Center                 two-story buildings                                               CA
(GPA West, L.P.)

Bond Street                     One, one-story                    40,594             97%          Farmington
Building                        connected to one,                                                 Hills,
(GPA Bond, L.P.)                two-story building                                                MI


                            PARTNERSHIP PROJECTS - LIGHT INDUSTRIAL WAREHOUSE PROJECTS


                                                                  Leasable
                                                                  Square         Occupancy
Project Name                    General Description               Feet               %            Location
- ------------                    -------------------               --------       ---------        --------

Navistar                        One-story building                474,426            100%         West
International                                                                                     Chicago,
Corp., Parts                                                                                      IL
Distribution Center
(GPA Industrial, L.P.)

Navistar                        One-story building                274,000            100%         Baltimore,
International                                                                                     MD
Corp., Parts
Distribution Center
(GPA Industrial, L.P.)

J. I. Case                      One-story building                205,594            100%         Memphis,
Company Building                                                                                  TN
(GPA Industrial, L.P.)

J. I. Case                      One-story building                199,750            100%         Kansas
Company Building                                                                                  City,
(GPA Industrial, L.P.)                                                                            KS

Material Leases

The following is a description of leases containing an option to purchase the project. Currently, the Partnership is not a party to any leases with any General Partner of the Partnership, or officers, directors or affiliates of a General Partner of the Partnership.

J. I. Case Company Building, Kansas City, KS - J. I. Case Company occupies 100% of the leasable space under a lease assigned by Navistar International Corporation that commenced in 1984 and expires on February 29, 2004, with an option to extend for two five-year terms. Gross base rent annualized is currently $360,000. The lessee did not exercise its option to purchase the property on March 1, 1993. On March 1, 1997, the Lessee has another option to purchase the property for the greater of fair market value of the property at the time of exercise or $2,061,000.

J. I. Case Company Building, Memphis, TN - J. I. Case Company leases but does not occupy 100% of the leasable space under a lease assigned by Navistar International Corporation that commenced in 1984 and expires on February 29, 2004, with an option to extend for two five-year terms. Gross base rent annualized is currently $316,000. The lessee did not exercise its option to purchase the property on March 1, 1993. On March 1, 1997, the Lessee has another option to purchase the property for the greater of fair market value of the property at the time of exercise or $1,664,000.

Navistar International Corporation Building, Baltimore, MD -Navistar International Corporation occupies 100% of the leasable space under a lease that commenced in 1984 and expires on February 29, 2004, with an option to extend for two five-year terms. The rental amounts payable under the lease were modified in 1989 and 1990 in consideration of waiver by the tenant of purchase options exercisable in those years. Gross annual rent, triple net, is $422,000. The lessee did not exercise its option to purchase the property on March 1, 1993, but has an option to purchase the property every three years thereafter, at a price equal to fair market value, but not less than $3,700,000 and not more than $4,200,000, a figure determined in accordance with a formula specified in the 1990 modification. This figure may change in future years based on the formula specified in the modification.

Navistar International Corporation Building, West Chicago, IL -Navistar International Corporation occupies 100% of the leasable space under a lease that commenced in 1984 and expires on February 29, 2004, with an option to extend for two five-year terms. The rental amounts payable under the lease were modified in 1989 and 1990 in consideration of waiver by the tenant of purchase options exercisable in those years. Gross annual rent, triple net, is $1,003,000. The lessee did not exercise its option to purchase the property on March 1, 1993, but has an option to purchase the property every three years thereafter, at a price equal to fair market value, but not less than $8,195,000 and not more than $9,952,000, a figure determined in accordance with a formula specified in the 1990 modification. This figure may change in future years based on the formula specified in the modification.

ITEM 3.           LEGAL PROCEEDINGS.

On May 21, 1992, New West Federal Savings and Loan Association filed a judicial foreclosure action in Superior Court in Orange County. Also on May 21, the Partnership (i) filed a civil action against New West Federal in Superior Court in San Mateo County, seeking in excess of $30 million in damages for a variety of claims, including misrepresentation and breach of contract, and (ii) filed a petition in the United States Bankruptcy Court ("the Court") for the Northern District of California for reorganization under Chapter 11 of the Federal Bankruptcy Code. On January 13, 1994, the Court entered an order confirming a plan of reorganization (the "Plan") (see Item 8 - Note 10). The Plan became effective on January 24, 1994.

Pursuant to the Plan, the lawsuits were dropped in 1994 after all the terms of the Plan were met.

ITEM 4.           RESULTS OF VOTES OF SECURITY HOLDERS.

During the fourth quarter of fiscal year 1994, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY
                  HOLDER MATTERS.

Market Information

There is no public market for units of limited partnership interest in the Partnership (the "Units") and it is not expected that any will develop. The Units have limited transferability. Restrictions on transfer may be imposed under certain state securities laws. Consequently, holders of Units may not be able to liquidate their investments and the Units may not be readily acceptable as collateral.

Holders

As of December 31, 1994, 414 holders of record held 2,961,853 Limited Partnership Units.

Cash Distributions

The Partnership began paying quarterly cash distributions on April 30, 1987, at a quarterly rate of $0.375 per Limited Partnership Unit and continued paying the same quarterly cash distribution through the fourth quarter 1988 distribution on January 31, 1989. In 1989, the Partnership lowered its quarterly cash distribution rate to $0.25 per Unit for the first quarter distribution and to $0.1875 per Unit beginning with the second quarter 1989 distribution. Distributions were suspended as of the second quarter of 1990. It is not known when they will be resumed.

ITEM 6.           SELECTED FINANCIAL DATA.

The selected financial data should be read in conjunction with the financial statements and related notes contained elsewhere in this report. This selected financial data is not covered by the reports of the independent public accountants.

                     Condensed Consolidated Operating Data
                    (in thousands, except for Per Unit Data
                          and actual number of assets)

                                                1994           1993         1992           1991           1990
                                                ----           ----         ----           ----           ----
Total Revenues                                 $  6,098       $ 22,061     $ 24,963       $ 30,567        $ 30,096

Operating Expenses                               (9,126)       (28,389)     (31,140)       (40,412)       (39,031)

Income (Loss) from Operations                    (3,028)        (6,328)      (6,177)        11,745         12,313

Gain (Loss) on Property
 Sales                                            1,631            ---          ---            ---         (1,028)

Loss on Investment in Real
 Estate                                          (1,000)           ---          ---            ---            ---

Loss Before Extraordinary
 Items                                           (2,397)        (6,328)      (6,177)        (9,845)        (9,963)

Extraordinary Items
 (Note 1)                                       119,954            (30)         (40)           ---            ---
                                                -------         ------       ------         ------         ------

Net Income (Loss)                              $117,557        $(6,358)     $(6,217)       $(9,845)       $(9,963)
                                                =======         ======       ======         ======         ======

Cash Distributed
 (Note 2)                                           ---            ---          ---            ---          1,318

Per Limited Partnership
 Unit (Note 3):
     Loss before
     Extraordinary
        Items                                  $   (.74)       $ (1.81)     $ (1.77)       $ (2.80)       $ (2.84)
   Net Income (Loss)                              36.52          (1.82)       (1.78)         (2.80)         (2.84)
   Distributions                                    ---            ---          ---            ---            .38

At December 31, actual number of:
 Projects held                                        6             30           30             30             30
 Mortgage Notes
   Receivable held                                    -              1            1              1              1


                            See accompanying notes.

                   Condensed Consolidated Balance Sheet Data
                                 (in thousands)
                                                                        December 31,

                                                1994           1993         1992           1991           1990
                                                ----           ----         ----           ----           ----
Assets
Net Real Estate
 Investment (Note 4)                          $ 19,778       $123,701      $127,395       $131,236      $137,379

Net Notes Receivable                                 -         44,951        45,635         45,656        45,316

Other Assets                                     3,407         16,630        19,618         19,638        18,489
                                               -------        -------       -------        -------       -------

Total Assets                                  $ 23,185       $185,282      $192,648       $196,530      $201,184
                                               =======        =======       =======        =======       =======


Liabilities and Partners'
 Equity (Deficit)
Notes Payable and
 Accrued Interest                             $ 17,267       $295,380      $295,310       $294,004      $288,936

Other Liabilities                                  629          2,170         3,248          2,219         2,096
                                               -------        -------       -------        -------       -------

  Total Liabilities                             17,896        297,550       298,558        296,223       291,032

  Total Partners'
  Equity (Deficit)                                5,289       (112,268)    (105,910)       (99,693)       (89,848)
                                                -------        -------      -------        -------        -------

  Total Liabilities
  Partners' Equity
  (Deficit)                                   $ 23,185       $185,282      $192,648       $196,530      $210,184
                                               =======        =======       =======        =======       =======

                            See accompanying notes.


                        NOTES TO SELECTED FINANCIAL DATA


1.   The  Partnership  recognized   extraordinary  items  from  the  Chapter  11
     bankruptcy reorganization, early extinguishment of debt, and related costs.

2.   The Partnership suspended distributions in the second quarter of 1990.

3. In 1990 and 1991, the per unit data is based on 98.01% of the subject divided by 3,442,110 total limited partner units outstanding. In 1992 and 1993, with a limited partner reassigning 27,271 units back to Glenborough Limited (a predecessor to Glenborough Partners) at the close of business December 31, 1991, the per unit data is based on 98.01% of the subject divided by 3,414,839 limited partner units outstanding. In 1994, after the redemption of a total of 449,894 units as part of the reorganization plan (see Note 10 of the Notes to the Consolidated Financial Statements), the per unit data is based on 97.73% of the subject divided by 3,146,492 weighted average limited partner units.

4. Real Estate Investment additions at cost, were $2,767,000, $595,000, $980,000, $633,000 and $440,000 for the years ended

     December 31, 1990, 1991, 1992, 1993 and 1994 respectively. Net Real Estate Investment deletions due to sales were $9,842,000 and $6,182,000 for the years ended December 31, 1990 and 1994, respectively. In 1994, the Partnership transferred back to the lender, Brazos Asset Management Inc., net real estate investments of $106,049,000 in satisfaction of the remaining balance of Brazos' claims (see Legal Proceedings and Item 1. Chapter 11 - Reorganization).

The comparability of the Consolidated Financial Data reflected in the above table has been affected by the reduction of total assets and related debt resulting from the bankruptcy reorganization and early extinguishment of debt in 1994 and by the Statement of Position 90-7 - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7") in 1993 and 1992. Interest on secured claims accrues only to the extent that the value of the underlying collateral exceeds the principal amount of the secured claim. Therefore, interest is accrued only through May 21, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion addresses the Partnership's financial condition at December 31, 1994 and its results of operations for the years ended December 31, 1994, 1993 and 1992. This information should be read in conjunction with the Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

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

As a result of the Chapter 11 filing, a cash collateral agreement was implemented between the Partnership and New West, whereby the Partnership was required to pay to New West monthly, all but $50,000 of the funds remaining in the operating cash accounts as of the last day of the previous month. In accordance with SOP 90-7, such payments have been recognized as interest expense. Net cash paid to New West, Brazos (discussed below) or its agent for interest pursuant to the cash collateral agreement was $2,216,000 and $12,219,000 in 1994 and 1993, respectively.

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

The Amended Plan and settlement had five principal components. First, Brazos unconditionally released its lien on two properties: (i) a 50,000-foot industrial facility leased to Coherent, Inc. in Auburn, California, which was sold to the tenant as described more fully below; and (ii) a vacant 95,500 square foot industrial/office facility in the Stanford Business Park in Palo Alto, California, which was sold to Coherent in December 1994 as described more fully below. Second, GOCO acquired Rosemead for $500,000. Third, GOCO had an option (exercisable at any time prior to April 30, 1994) to obtain a release of the Brazos lien as to any remaining properties subject to Brazos's lien by paying a negotiated release price to Brazos. The Partnership exercised its option on a few properties as discussed below. Fourth, by April 30, 1994, GOCO was to have transferred to Brazos, in satisfaction of the balance of Brazos's claims, any property as to which GOCO had not exercised the option described above. This transaction actually closed on May 6, 1994. Fifth, certain properties were transferred by GOCO to Griffin (see Item 8. note 4 - Griffin Transfer) or a related party in redemption of Griffin's interest in Glenborough Partners, which were required to pay negotiated release prices or transfer those properties to Brazos on or before July 31, 1994. The transfers were effectively completed by May 31, 1994.

GOCO closed the sale of the Coherent Auburn facility to the tenant for $3,650,000 on February 4, 1994, and applied a portion of the net proceeds from the sale toward the payment of the release price for the Rosemead Springs property. Most of the remaining proceeds were applied toward Brazos's lien release price for four properties known as the J.I. Case and Navistar buildings with a portion applied to an investment in real estate as described more fully below.

On December 22, 1994, the Partnership sold the property formerly known as Coherent Palo Alto to the former tenant for $4,300,000. After paying for other fees, the Partnership received net proceeds from escrow of $4,213,000. The Partnership then paid off a note payable in the current amount of $1,358,000 on December 23, 1994 and purchased the Bond Street Building on December 29, 1994. The remaining balance was added to working capital reserves.

The Bond Street Building was purchased for $3,150,000. The Partnership paid $308,000, financed $2,835,000 and received operating credits of approximately $7,000. Monthly interest only payments at three hundred fifty (350) basis points plus the three month "Libor" rate commenced February 1, 1995 and will continue until the maturity date of December 31, 1999. In addition, principal payments are required on a quarterly basis commencing April 15, 1995 at an amount of excess cash flow, which is defined as net cash flow less: (i) current payments due ont he loan; (ii) a ten percent (10%) per annum return on equity to the borrower.

Through the May 1994 escrow related to the Partnership's obtaining free and clear title from Brazos on the properties known as the J.I.Case and Navistar buildings (discussed above), the Partnership made a $1,000,000 principal paydown on a note payable for an affiliated partnership. Financing for the J.I.Case and Navistar buildings was extremely difficult to find in the current market, so as an inducement for the lender to finance this release price purchase, the Partnership paid down a portion of an affiliate's note payable in good faith. In December 1994, the Partnership and the affiliated partnership, UCT Associates, A California Limited Partnership ("UCT") agreed that the $1,000,000 paid by the Partnership on behalf of UCT was an investment in UCT. Coupled with that, Robert Batinovich contributed his limited partner interest in the profits and losses of UCT. This gave the Partnership a 45% non-voting limited partner interest, a 99% allocation of future income and losses, and an economic interest in any future upside of this property, without exposure to any loss. This was made possible after Glenborough waived a portion of its potential transaction fees on the disposition of properties in 1994.

At December 31, 1994, the General Partner believes that there is no real equity in UCT, therefore the $1,000,000 invested in UCT was recognized as a loss on investment in real estate.

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

Near-term prospects for liquidity and capital resources are somewhat problematic, since one of the Partnership's current properties, Rosemead is substantially vacant and is currently held for sale. The other property, the former Coherent facility in Palo Alto, which was totally vacant, was sold on December 22, 1994. Until Rosemead is sold, management anticipates that, assuming no new leasing at Rosemead, the Partnership's near-term cash flow will be roughly break-even. To facilitate current financing, the Rosemead and Palo Alto properties were transferred to a newly-formed subsidiary of GOCO, GPA West, L.P. in early 1994, while the recently purchased Bond Street Building was purchased by GPA Bond, L.P.

Management is seeking new tenants, particularly for the Rosemead property, and pursuing renewals of existing leases as they expire. However, absent a dramatic improvement in nationwide economic conditions and demand for commercial space, management anticipates a continuation of rent concessions and lower effective rental rates, as well as higher tenant delinquencies. As always, the Partnership remains vulnerable to a variety of other factors beyond the Partnership's control, that may adversely affect capital resources and liquidity, such as excess supply in relation to demand, increases in unemployment, population shifts, levels of corporate activity, zoning changes, changes in tenant's needs, and bulk sale activities of the Resolution Trust Corporation as discussed above.

The Partnership suspended its distributions in 1990 in an attempt to increase liquidity and capital resources for tenant and capital improvements, leasing commissions, refinancing costs, and increasing debt service payments. As of March 15, 1995, distributions remain suspended and at this time, management is unable to predict when they may be resumed.

Results of Operations

Interest expense decreased for each of the last two years due to the bankruptcy discussed above. In 1992, interest was accrued only through May 21, 1992 and thereafter pursuant to SOP 90-7 interest expense is recognized only to the extent monthly net cash payments were made to New West Federal/Brazos.

In accordance with Accounting Principles Board Opinion 30, the net costs directly related to the reorganization were expensed as incurred and presented as an extraordinary item in 1993 and 1992.

1994 versus 1993

Operating revenue and expenses decreased in all areas except professional fees from 1993 compared to 1994 due to the transferring of all but six of the remaining properties back to Brazos in the bankruptcy reorganization (see Note 10 of the Notes to the Consolidated Financial Statements). Professional fees increased as a result of legal and tax consulting fees indirectly related to the reorganization discussed above. Since these fees were not directly related to the bankruptcy reorganization or early extinguishment of debt, these items could not be recognized as extraordinary items.

Prior to transferring the remaining properties back to Brazos, rental revenue was lower in 1994 compared to 1993 due to the loss of a major revenue producing tenant, Coherent (Palo Alto), in May 1993 and an overall decrease in total average occupancy of all Partnership commercial properties from a high of approximately 80% at March 31, 1993 to approximately 75% at December 31, 1993.

Interest and other revenue also decreased during the period in 1994 through the date of transfer to Brazos compared to the same period in 1993 due to the transfer of the Partnership's interest in interest bearing restricted cash accounts and Griffin notes receivable in January 1994.

Through the date of transfer of properties in 1994, operating expenses, in total, also decreased when comparing a comparable period in 1993 largely due to:
(i) the utilities expenses related to a single-tenant facility while it was vacant in 1993; (ii) the determination in the first quarter of 1993 that a portion of the outstanding receivable related to a particular tenant, was uncollectible and charged to bad debt (other expense); and (iii) a portion of the tenant improvements becoming fully depreciated in 1993.

1993 versus 1992

Rental revenue decreased in 1993 compared to 1992 primarily due to the loss of three major revenue producing tenants since May 31, 1992, Solectron (May 1992), SEEQ (September 1992) and Coherent Palo Alto (May 1993), from three single-tenant facilities.

Upon filing for reorganization under Chapter 11 of the Federal Bankruptcy Code, the Partnership adopted SOP 90-7, whereby interest on secured claims accrues only to the extent that the value of underlying collateral exceeds the principal amount of the secured claim. Therefore, interest revenue relating to the Griffin Investment note receivable was accrued only through May 21, 1992. Subsequent to May 21, 1992, interest revenue was recognized only to the extent it was received in cash.

Operating expenses in 1993 decreased slightly compared to 1992 due to (i) the 1992 accrual of late charges on unpaid property tax bills (which were subsequently paid in 1993); (ii) lower 1993 rental receipts discussed above, on which management fees are calculated, compared to 1992 rental receipts; (iii) the increased 1992 professional fees for legal costs connected with the civil action against New West and GOCO's filing of a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code; and (iv) the comprehensive review of the remaining useful lives and carrying values of individual fixed assets for depreciation purposes.

Slightly offsetting these decreases in operating expenses were factors increasing operating expenses in 1993 over 1992. These factors include: (i) increased utilities expenses related to the vacancies of the single-tenant facilities discussed above; and (ii) increased repairs and maintenance associated with additional exterior landscape work on the vacated single-tenant properties, roof and window repairs for minor leaks, and other exterior wood working repairs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


             GLENBOROUGH PARTNERS, A CALIFORNIA LIMITED PARTNERSHIP

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                           Page
                                                                           ----
Report of Independent Public Accountants....................................20

Financial Statements:

      Consolidated Balance Sheets - December 3l, l994
           and l993 ........................................................21

      Consolidated Statements of Operations
           for the years ended December 3l, l994, l993
           and l992.........................................................23

      Consolidated Statements of Partners' Equity
           (Deficit) for the years ended December 3l, l994,
           l993 and l992....................................................25

      Consolidated Statements of Cash Flows for the years
           ended December 3l, l994, l993 and l992...........................26

      Notes to the Consolidated Financial Statements........................28

Financial Statement Schedule:

Schedule III - Consolidated Real Estate
      Investments and Related Accumulated
      Depreciation and Amortization at
      December 31, 1994.....................................................46



Other schedules are omitted either because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
GLENBOROUGH PARTNERS, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the  accompanying  consolidated  balance  sheets of  GLENBOROUGH
PARTNERS, A CALIFORNIA LIMITED PARTNERSHIP (formerly known as GLENBOROUGH LIMITED, A CALIFORNIA LIMITED PARTNERSHIP), as of December 3l, l994 and l993, and the related consolidated statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 3l, l994. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GLENBOROUGH PARTNERS, A CALIFORNIA LIMITED PARTNERSHIP, as of December 3l, l994, and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 3l, l994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedules is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSON LLP

San Francisco, California,
  February 10, 1995

                              GLENBOROUGH PARTNERS
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Consolidated Balance Sheets
                    (in thousands, except units outstanding)

                           December 31, 1994 and 1993

                                                     1994            1993
                                                   -------          --------
                 Assets

Real estate investments, at cost:
      Land                                         $ 2,045          $ 28,620
      Building and improvements                     16,076           137,956
                                                   -------          --------
                                                    18,121           166,576
      Less:
           Accumulated depreciation                 (2,901)          (42,875)
                                                   -------          --------
Net real estate investments                         15,220           123,701

Real estate held for sale - net                      4,558              -

Other Assets:
      Cash and cash equivalents                      2,604             1,506
      Restricted cash                                  -               8,247
      Receivables, net of allowance for
           doubtful receivables of $117 at
           December 31, 1993 (including $70 from
           a related party at December 31, 1993)        15             2,276
      Deferred loan fees, net of accumulated
           amortization of $44 and $8,856
           at December 31, 1994 and 1993,
           respectively                                352             2,933
      Deferred leasing commissions, net of
           accumulated amortization of $161
           and $2,278 at December 31, 1994 and
           1993,      respectively                      10               721
      Griffin notes receivable, net
           (including premium of $4,092 at
           December 31, 1993)                          -              44,830
      Other notes receivable                           -                 121
      Prepaid incentive and transaction
      fees (paid to related party)                     -                 623
      Prepaid expenses                                  69              -
      Deposits                                         199               275
      Other assets                                     158                49
                                                   -------           -------

Total assets                                       $23,185           $185,282
                                                   =======           ========






                                  (continued)

 The accompanying notes are an integral part of these consolidated statements.

                              GLENBOROUGH PARTNERS
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)

                           December 31, 1994 and 1993

                                                    1994                1993
                                                  -------            --------

   Liabilities and Partners' Equity (Deficit)

Prepetition liabilities:
    Notes payable, including premium of
        $38,641 at December 31, 1993 (including
        $90 to a related party at
        December 31, 1993)                         $   -             $273,762
    Accrued interest                                   -               21,237
    Accounts payable                                   -                  563
    Deposits and other liabilities                     -                  726
                                                   -------           --------

Total prepetition liabilities                          -              296,288
                                                   -------           --------

Postpetition liabilities:
    Notes payable                                   17,160                381
    Accounts payable                                    85               -
    Accrued expenses                                   496                239
    Advances from related parties                       60               -
    Lease obligation                                   -                  167
    Deposits and other liabilities                      95                475
                                                   -------           --------

Total postpetition liabilities                      17,896              1,262
                                                   -------           --------


Partners' equity (deficit)
    General partner                                    435             (2,234)
    Limited partners, 2,961,853 and
    3,414,839 units outstanding at
    December 31, 1994 and 1993,
    respectively                                     4,854           (110,034)
                                                   -------           --------

Total partners' equity (deficit)                     5,289           (112,268)
                                                   -------           --------

Total liabilities and partners'
    equity (deficit)                               $23,185           $185,282
                                                   =======           ========



 The accompanying notes are an integral part of these consolidated statements.



                              GLENBOROUGH PARTNERS
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Statements of Operations
                    (in thousands, except per unit amounts)

              For the years ended December 31, 1994, 1993 and 1992
                                                                                        1994              1993             1992
                                                                                       ------            ------           -----
Revenue:
    Rental                                                                             $  5,821          $ 18,720         $ 20,824
    Interest and other                                                                      277             3,341            4,139
                                                                                        -------           -------          -------

Total revenues                                                                            6,098            22,061           24,963
                                                                                        -------           -------          -------

Operating expenses:
    Property taxes                                                                          677             2,201            2,293
    Repairs and maintenance                                                                 486             1,873            1,661
    Management fees and reimbursed expenses
        (paid to related parties)                                                           810             1,884            1,994
    Insurance                                                                               112               221              226
    Utilities                                                                               496             2,176            1,871
    Salaries and wages (including $206, $751
     and $762 paid to related parties in 1994,
     1993 and 1992, respectively)                                                           221               777              801
    Professional fees                                                                       981               688              794
    Depreciation and amortization                                                         1,982             5,723            6,193
    Interest expense and amortization of debt
        premium/discount (contractual amount is
        $21,683 and $21,695, including
        premium amortization for 1993 and 1992)                                           3,178            12,219           14,752
    Other  (including $19, $156 and $219 paid
           to related parties in 1994, 1993 and
           1992 respectively for miscellaneous
           reimbursement)
                                                                                             183               627              555
                                                                                         -------            ------           ------
Total operating expenses                                                                   9,126            28,389           31,140
                                                                                         -------            ------           ------

Operating loss                                                                            (3,028)           (6,328)          (6,177)

Other expense:
    Gain on property sales                                                                 1,631                 -                -
    Loss on investment in real estate                                                     (1,000)                -                -
                                                                                         -------           -------          -------


Loss before extraordinary items                                                           (2,397)           (6,328)          (6,177)

Extraordinary items:
    Gain (loss) from bankruptcy reorganization
        and    early extinguishment of debt                                              119,954               (30)             (40)
                                                                                        --------           -------          -------

Net income (loss)                                                                      $ 117,557          $ (6,358)        $ (6,217)
                                                                                        ========           =======          =======

                                  (continued)

                              GLENBOROUGH PARTNERS
                        A CALIFORNIA LIMITED PARTNERSHIP

               Consolidated Statements of Operations - continued
                    (in thousands, except per unit amounts)

              For the years ended December 31, 1994, 1993 and 1992

Loss before extraordinary items per Limited
    Partnership Unit .............................  $  (.74)  $ (1.81)  $ (1.77)

Extraordinary items per Limited Partnership
    Unit .........................................  $ 37.26     (0.01)    (0.01)
                                                     ------    ------    ------

Net income (loss) per Limited Partnership
    Unit .........................................  $ 36.52   $ (1.82)  $ (1.78)
                                                     ======    ======    ======

Distributions per Limited Partnership Unit .......  $    --   $    --   $    --
                                                     ======    ======    ======

 The accompanying notes are an integral part of these consolidated statements.

                              GLENBOROUGH PARTNERS
                        A CALIFORNIA LIMITED PARTNERSHIP


             Consolidated Statements of Partners' Equity (Deficit)
                                 (in thousands)

              For the years ended December 31, 1994, 1993 and 1992

                                                                        Total
                                                                       Partners'
                                              General     Limited      Capital
                                              Partner     Partners    (Deficit)
                                              -------     --------    ---------

Consolidated balance, December 31, 1991 .   $  (1,983)   $ (97,710)   $ (99,693)

  Net loss ..............................        (124)      (6,093)      (6,217)
                                            ---------    ---------    ---------

Consolidated balance, December 31, 1992 .      (2,107)    (103,803)    (105,910)

  Net loss ..............................        (127)      (6,231)      (6,358)
                                            ---------    ---------    ---------

Consolidated balance, December 31, 1993 .      (2,234)    (110,034)    (112,268)

  Net income ............................       2,669      114,888      117,557
                                            ---------    ---------    ---------

Consolidated balance, December 31, 1994 .   $     435    $   4,854    $   5,289
                                            =========    =========    =========

 The accompanying notes are an integral part of these consolidated statements.


                              GLENBOROUGH PARTNERS
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Cash Flows (in thousands)
              For the years ended December 31, 1994, 1993 and 1992


                                                                                     1994              1993             1992
                                                                                     ------            ------           -----

Cash flows from operating activities:
    Net income (loss)                                                               $ 117,557         $ (6,358)         $ (6,217)
    Adjustments to reconcile net income
        (loss) to net cash provided by
        (used for) operating activities:
          Debt premium amortization                                                         -                -            (2,405)
          Notes receivable premium/discount
             amortization (accretion)                                                       -              (17)              128
          Depreciation and amortization                                                 1,982            5,723             6,193
          Gain on property sales                                                       (1,631)               -                 -
          Loss on investment in real estate                                             1,000                -                 -
          Gain from bankruptcy reorganization
             and early extinguishment of debt                                        (119,954)               -                 -
          Changes in assets and liabilities:
             Decrease (increase) in receivables                                           (85)             (79)              140
             Increase in deferred leasing
                commissions and deferred loan fees                                       (462)            (212)             (512)
             Decrease (increase) in prepaid
                incentive and transaction fees
                (paid to related party)                                                   348              662               625
             Decrease (increase) in legal
                retainers                                                                   -              443              (443)
             Decrease (increase) in other assets                                         (158)             296                (7)
             Decrease in deposits                                                        (191)               -                 -
             Decrease in prepaid expenses                                                 (69)               -                 -
             Decrease in advance from related
                parties                                                                    60                -                 -
             Increase in accrued interest                                                 107                -             3,903
             Increase (decrease) in accounts
                payable and accrued expenses                                             (277)          (1,115)            1,269
             Increase (decrease) in deposits
                and other liabilities                                                    (277)              55              (226)
                                                                                       ------           ------            ------

    Net cash provided by (used for) operating
        activities                                                                     (2,050)            (602)            2,448
                                                                                       ------           ------            ------

Cash flows from investing activities:
    Purchases of real estate                                                             (318)               -                 -
    Improvements to real estate                                                          (440)            (633)             (980)
    Proceeds from sales of real estate                                                  5,520                -                 -
    Decrease (increase) in restricted cash                                                (35)            (244)              157
    Investment in real estate                                                          (1,000)               -                 -
    Decrease (increase) in other notes
        receivable                                                                          -              701                (2)
    Increase in Griffin notes receivable                                                    -                -              (105)
                                                                                       ------           ------            ------

    Net cash provided by (used for)
        investing activities                                                            3,727             (176)             (930)
                                                                                       ------           ------            ------

                                  (continued)




                   Consolidated Statements of Cash Flows (in
                      thousands) - continued For the years
                     ended December 31, 1994, 1993 and 1992


                                                                                         1994             1993              1992
                                                                                       ------           ------             -----

Cash flows from financing activities:
    Borrowings on notes payable                                                           912              202                98
    Principal payments on notes payable
        and lease obligations                                                          (1,491)            (150)             (304)
                                                                                       ------           ------            ------

    Net cash provided by (used for)
        financing activities                                                             (579)              52              (206)
                                                                                       ------           ------            ------

Net increase (decrease) in cash and
    cash equivalents                                                                    1,098             (726)            1,312

Cash and cash equivalents (net of restricted cash):
        Beginning of period                                                             1,506            2,232               920
                                                                                       ------           ------            ------

        End of period                                                               $   2,604          $ 1,506           $ 2,232
                                                                                       ======           ======            ======


Supplemental disclosure of cash flow information:
    Cash paid for interest                                                          $   3,070          $12,219           $13,256
                                                                                     ========           ======            ======

Supplemental disclosure of non cash transactions:
    Purchase of real estate:
        Increase in notes payable for
          purchase of real estate                                                   $   2,835          $     -           $     -
                                                                                     ========           ======            ======
    Bankruptcy reorganization and early extinguishment of debt:
        Rollout and foreclosure of real
          estate, net                                                               $  99,867          $     -           $     -
                                                                                     ========           ======            ======

        Extinguishment of debt                                                      $(280,482)         $     -           $     -
                                                                                     ========           ======            ======

        Other                                                                       $  60,661          $     -           $     -
                                                                                     ========           ======            ======

The accompanying notes are an integral part of these consolidated statements.


                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992


Note. 1.          SUMMARY OF ORGANIZATION

Glenborough Partners, A California Limited Partnership ("Partners"), successor to Glenborough Limited, A California Limited Partnership pursuant to section 15d-5 of the Securities Exchange Act of 1934 was originally formed in 1986 generally to acquire 66 real estate projects from their predecessor owners in exchange for Partnership units ("the Exchange Transaction"). Debt secured by the properties was restructured and consolidated into one loan at that time. The properties were managed and other services were performed by affiliates of the general partners.

To facilitate compliance with certain recording and filing requirements, a second limited partnership, GOCO Realty Fund I, a California Limited Partnership formerly known as Glenborough Operating Co. Ltd., A California Limited Partnership ("GOCO"), was formed in April 1986 to hold and operate all real and personal property then or thereafter owned by the Partnership (the "Partnership Property"). Partners and GOCO operated as an economic unit and unless specifically designated otherwise, were referred to collectively as the "Partnership". The present general partners of both Partners and GOCO are Glenborough Realty Corporation, a California corporation ("Realty"), and Robert Batinovich (collectively "Glenborough" or "General Partner"). Glenborough Realty Corporation is the managing general partner of the Partnership (the "Managing General Partner"). Glenborough Partners is the sole limited partner of GOCO.

On May 21, 1992, GOCO Realty Fund I, the partnership holding and operating the Partnership's real property (including its related debt), filed a petition in the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the Federal Bankruptcy Code. On January 13, 1994, a plan of reorganization was filed with the Bankruptcy court which became effective January 24, 1994 (see Note 10).

To facilitate the Partnership's holding and transfer of real property as set forth under the plan of reorganization, two partnerships were created in February 1994: (i) GPA West, L.P. ("West"), and (ii) GPA Industrial L.P. ("Industrial"). West and Industrial are subsidiaries of GOCO Realty Fund I and as such, the financial statements have been consolidated with Glenborough Partners. The general partners of West and Industrial are Glenborough Realty Corporation and Robert Batinovich while the sole limited partner of each of the two partnerships is GOCO Realty Fund I.

A third subsidiary partnership, GPA Bond L.P., was created in 1994 to hold and operate a property purchased on December 29, 1994.

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992



Allocation of Net Income/Loss and Equity (Deficit). The limited partners and assignees have a 99% share and the general partners have an aggregate 1% share in the net income/loss and partners' equity (deficit) of Partners. Partners was allocated 99% of the net income/loss and partners' equity (deficit) of GOCO and its subsidiaries and the general partners were allocated an aggregate l% of the net income/loss of GOCO. The 1% general partner interest in both Partners and GOCO for net income/loss and partners' equity (deficit) was equal to a 1.99% interest on a combined basis; while the 99% limited partner interest in each of Partners and GOCO and its subsidiaries is equal to a 98.0l% interest on a combined basis.

After the  redemption of units as part of the  reorganization  plan discussed in
Note 10, the general partners hold a 2.27% and share of the partnership's net income or loss and distributions. The limited partners currently hold a 97.73% share of the partnership's net income or loss and distributions.

Note 2.           SIGNIFICANT ACCOUNTING POLICIES

Consolidation. The accompanying consolidated financial statements include the accounts of Partners and GOCO and its subsidiaries. All significant intercompany transactions have been eliminated.

Real Estate Investments. Land, buildings and improvements are stated at the lower of cost or net realizable value on a property by property basis.

The depreciation of building and improvements is calculated on a straight line basis over their estimated useful lives of 35 years for residential properties to 50 years for commercial properties and over an average lease term of five years for tenant improvements (see Financial Statement Schedule III).

Cash and Cash Equivalents. The Partnership considers short-term investments, including certificates of deposit, with a maturity of three months or less to be cash equivalents.

Restricted Cash. Proceeds from prior period sales were placed into certificates of deposit, which were pledged as cash collateral for the debt owed to Brazos Asset Management, Inc. (the "Brazos Debt"), formerly known as New West Federal Debt or the American Consolidated Debt (see Note 3 - Notes Payable).

All of these certificates of deposit were released to Brazos as part of the plan of reorganization (see Note 10).

Loan Fees and Leasing Commissions. Loan fees are costs associated with obtaining financing and include refinancing and certain

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

transaction fees. Loan fees are capitalized and amortized over the original term of the related loan. Leasing commissions are capitalized and amortized over the term of the leases to which they relate.

Accrued Interest. Pursuant to Part B of the 1987 refinanced New West Federal Debt, interest expense of $639,375 per month was accrued through May 21, 1992, the date of the Chapter 11 filing. Subsequent to that date and through the completion of the reorganization on January 24, 1994, the Partnership recognized interest expense only to the extent paid in accordance with the requirements of Statement of Position 90-7 - Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7").

Interest Paid. As a result of the Chapter 11 filing, a cash collateral agreement was implemented between the Partnership and Brazos Asset Management Inc., ("Brazos", successor to New West Federal), whereby the Partnership was required to pay monthly, to Brazos all but $50,000 of the funds remaining in the operating cash accounts as of the last day of the previous month. Such payments have been applied as interest expense. Total cash paid for interest, for all notes, during 1994, 1993 and 1992 was $3,070,000, $12,219,000 and $13,256,000,
respectively.

Rental Income. Certain commercial lease agreements provide for significant amounts of free rent to tenants. In such cases, revenue is recognized at a constant rate over the term of the lease.

Net Income (Loss) Per Limited Partner Unit. For financial reporting purposes, 4,899,488 units were issued to limited partners upon the consummation of the Exchange Transaction. After considering the MFCo. and Fraser Rollouts (see Note 4 - Property Sales), the units outstanding were adjusted to 3,442,ll0 for December 3l, l990 and 1991. At the close of business on December 31, 1991, a limited partner reassigned 27,271 units back to Glenborough Limited, resulting in 3,414,839 units outstanding at December 31, 1992 and 1993. The net loss per limited partner unit for December 31, 1993 and prior is derived by dividing 98.0l% of the net loss by the number of units outstanding to the limited partners.

For financial reporting purposes, after the redemption of units as a result of the plan of reorganization discussed in Note 10, 3,146,492 weighted average units were outstanding to limited partners for the year ended December 31, 1994. Net income (loss) per unit in 1994 is derived by dividing 97.73% of the net income (loss) by the weighted average number of units outstanding to the limited partners.

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992


Note 3.           NOTES PAYABLE

Historical Indebtedness

1987 Debt Refinancing. In l987, agreements were signed between American and the Partnership which provided for, among other items, the consolidation of various American notes into one amended consolidated note (the "Brazos Debt") and the transfer of 541 homes back to American for debt relief of approximately $35 million.

The new note which became effective March 1, l987, was divided into two parts, Part A and Part B. Part A provided for principal only payments at various scheduled amounts through March l, l99l, and interest only payments thereafter to maturity at June 30, l996. Interest was a stated dollar amount from February 28, l99l through March l, l993 regardless of the principal balance. From March l, l993 through the maturity date of June 30, l996, the monthly interest rate floated at the Federal Home Loan Board 11th District Cost of Funds plus 250 basis points. Part B was a $45 million note which bore simple non-compounding interest at l7.05% per annum, payable monthly in arrears. Monthly interest was forgiven through February l990 on this part.

With the Partnership filing for reorganization under Chapter 11 of the Federal Bankruptcy Code on May 21, 1992 and pursuant to the SOP 90-7, interest ceased to be accrued as of May 21, 1992.

The homes sold to American, for debt relief of approximately $35 million, had a net book value of approximately $l6 million. Because the Partnership originally purchased these homes from American, no gain was recognized on this transaction. The difference between net book value and appraised value was transferred to the carrying amount of the Brazos Debt. The revised net book value of the Brazos Debt was compared to cash payments required under the amended note resulting in a constant effective interest rate of 7.44%. The discount/premium on the debt is amortized/accreted to yield this rate over the life of the note. This amortization schedule assumed that the properties, except for one which was contemplated to be sold at the date of refinancing, were to be held for the full term of the note.

Chapter 11 - Bankruptcy Reorganization - In 1991 and 1992, the Resolution Trust Corporation disapproved the terms of two separate proposed revisions of the terms of the Brazos Debt that had been negotiated by management and New West Federal. As a result, a forbearance agreement suspending the implementation of required debt service increases expired under the then existing debt terms. Without a modification or forbearance, the Partnership was unable to meet its May 1, 1992 debt service payment to New West Federal.

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

On May 21, 1992, New West filed a judicial foreclosure action in the Superior Court of Orange County. Also on May 21, 1992, the Partnership (i) filed a civil action against New West Federal in the Superior Court of San Mateo County, seeking in excess of $30 million in damages for a variety of claims, including misrepresentation and breach of contract, and (ii) filed a petition in the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the Federal Bankruptcy Code. Since the filing of those actions, the Partnership endeavored to bring about settlement discussions with Brazos.

On January 13, 1994, the United States Bankruptcy Court for the Northern District of California confirmed a plan of reorganization which became effective on January 24, 1994. (See Note 10 for discussion the reorganization plan).

Current Indebtedness

The two subsidiaries of GOCO Realty Fund I, GPA West, L.P. and GPA Industrial, L.P. obtained the Rosemead Springs and J.I. Case/Navistar properties in February 1994 and May 1994, respectively, as described in the plan of reorganization through the payment to Brazos of the negotiated release prices for each of the properties. This required GPA West, L.P. and GPA Industrial, L.P. to secure financing.

GPA West, L.P. incurred indebtedness of $2,500,000 to Mid-Peninsula Bank, secured by Rosemead Springs. The interest rate on this promissory note payable is two (2) percentage points per annum over the Mid-Peninsula Bank Base Rate. Regular interest payments are due monthly until the May 1995 maturity, at which time the entire principal balance and accrued interest are due.

GPA Industrial, L.P. incurred indebtedness of $12,000,000 to Heller Financial, Inc. ("Heller") secured by the four J.I. Case/Navistar properties. The interest rate on this promissory note payable is five (5) percentage points per annum over the three month London Interbank Offered Rate ("Libor") and is reset the first business day of each month. Monthly $25,000 principal plus interest payments are due during the first two years of the loan. In the third fiscal year of the loan monthly payments increase to $33,333 principal plus interest. Finally, beginning with the fourth fiscal year of the loan until the May 2004 maturity, monthly payments will increase to $41,667 principal plus interest.

In August 1994, Glenborough Partners borrowed $1,412,000 from an unaffiliated lender to pay off professional fees and the general partner transaction fees on the reorganization discussed in Note

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

10. This loan was repaid on December 23, 1994, with the proceeds from the sale of the Palo Alto property (see Note 4).

On December 29, 1994, GPA Bond, L.P. purchased the Bond Street Building from Heller. Heller financed $2,835,000 towards this transaction at the rate of three hundred fifty (350) basis points plus the Base Rate (which is defined as the three month Libor rate). Monthly interest only payments commenced February 1, 1995 and will continue until the maturity date of December 31, 1999. Principal payments are required on a quarterly basis commencing April 15, 1995 at an amount of excess cash flow, which is defined as net cash flow less: (i) current payments due on the loan; and (ii) a ten percent (10%) per annum return on equity to the borrower.

Subject to the effect of the reorganization plan, the Partnership had the following notes payable including premium outstanding at December 31 (in thousands):

                                                            1994           1993
                                                       ---------       ---------
Brazos Debt:
         Principal .............................            --         $ 235,032
         Premium ...............................            --            38,641
                                                       ---------       ---------
         Total .................................            --           273,673

Other notes payable:
         GPA Industrial - Heller ...............       $  11,825            --
         GPA West - Mid Peninsula ..............           2,500            --
         GPA Bond - Heller .....................           2,835            --
         Miscellaneous .........................            --               470
                                                       ---------       ---------
         Total .................................          17,160             470
                                                       ---------       ---------

TOTAL ..........................................       $  17,160       $ 274,143
                                                       =========       =========

Principal repayments scheduled on all notes outstanding at December 31, 1994 assuming current interest rates are as follows (in thousands):

                           1995                                         $  2,800
                           1996                                              358
                           1997                                              458
                           1998                                              500
                           1999                                            3,335
                           Thereafter                                      9,709
                                                                         -------
                           TOTAL                                        $ 17,160
                                                                         =======

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992



Note 4.           PROPERTY SALES

MFCo. Rollout. Effective January 1, 1987, the Partnership transferred to MFCo., under an installment land contract, equitable title to nine of the 15 properties originally contributed by MFCo. and its affiliates to the Partnership in the Exchange Transaction. These properties had an original exchange value of $73,852,000. In consideration for the properties and related net assets and liabilities, David W. Mariani and MFCo. transferred back 1,110,863 units of partnership interest in Limited and gave the Partnership a note in the original principal amount of $53,172,000, which included undrawn reserves of $1,960,000. This amount approximated the prorata share of refinanced Brazos Debt (see Note 3
- - Notes Payable) attributable to the MFCo. Rollout properties and had an original maturity date of June 30, 1996.

The difference between the promissory note received from MFCo. and the book value of the assets transferred was recorded on the Partnership's books as deferred gain, an offset to the note receivable. An additional adjustment affecting the promissory note was made subsequent to the Rollout, due to a provision in the original master lease on one of the properties rolled-out. The note receivable was discounted to yield the same effective interest rate as the Brazos Debt, 7.44% (see Note 5). No accounting recognition had been given to the surrender of Partnership Units. At December 31, 1993, the net Griffin note receivable was $44,830,000.

In early 1994, pursuant to the plan of reorganization, the Partnership transferred to Brazos its interest and rights to this Griffin note receivable.

The following are combined statements of property revenues and expenses for the MFCo. Rollout properties for 1993 and l992, when the Griffin note was in effect (in thousands):

                                                        1993              1992
                                                       ------           -------
Rental Revenue .............................          $ 5,334           $ 5,212
Other Revenue ..............................              390               450
                                                      -------           -------
      Total Revenue ........................          $ 5,724             5,662
                                                      -------           -------

Depreciation ...............................           (1,060)           (1,088)
Interest Expense ...........................           (2,885)           (4,652)

Property Taxes .............................             (748)             (599)
Other Operating Costs ......................           (1,016)           (1,203)
                                                      -------           -------
      Total Expense ........................           (5,709)           (7,542)
                                                      -------           -------
      Net Income (Loss) ....................          $    15           $(1,880)
                                                      =======           =======

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992


Coherent Auburn & Coherent Palo Alto - On February 4, 1994, the Partnership sold the Coherent Auburn facility to the tenant for $3,650,000. After paying approximately $93,000 for other fees, $500,000 for Brazos' release of the Rosemead Springs Business Park, and $750,000 for Brazos' release of Burlingame Plaza, the Partnership applied most of the remaining proceeds towards Brazos' lien release price for four properties known as the J.I. Case and Navistar buildings. The gain on sale was approximately $1,503,000.

On December 22, 1994, the Partnership sold the property formerly known as Coherent Palo Alto for $4,300,000. After paying approximately $87,000 for other fees, the Partnership received gross proceeds of $4,213,000. The Partnership then paid off a note payable for $1,358,000 on December 23, 1994. The remaining balance was added to working capital reserves.

Note 5.           NOTES RECEIVABLE

Notes receivable generally result from the disposition of rental properties. At December 31, 1993, the Partnership had two notes which bore interest at 8.75% and 11% per annum. Notes arising from sales are typically secured by deeds of trust or letters of credit, while the note resulting from the MFCo. Rollout, net of deferred gain, was secured by an Installment Sale Land Contract, Security Agreement and Assignment of Rents. As discussed in Note 4, premium on the Griffin Note Receivable was accreted and amortized based on the 7.44% internal rate of return on the Brazos Debt (see Note 3).

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

The following table lists the notes receivable outstanding as of December 31, 1993 (in thousands):

Building/Maker
Maturity Date       Interest                                            1993
- --------------      --------                                           -------
MFCo.               5% - 10%            Principal                      $ 53,057
Rolled-Out                              Premium                           4,092
Properties/                             Deferred Gain                   (12,319)
                                                                       -------
Griffin
Investments/                            Total Griffin
6-30-96                                 Notes Receivable               $ 44,830
                                                                        =======

Burlingame          Prime plus          Principal                      $    121
Plaza/              2% (plus 5%
Robert Fraser/      while in
6-30-96             default)
                                                                       --------
Total Other Notes Receivable                                           $    121
                                                                        =======

Prior to May 21, 1992, the Partnership recognized interest income on the Griffin note receivable at an effective rate of 7.44% as discussed previously. Subsequent to that date, the Partnership only recognized interest income to the extent cash was received from Griffin and ceased to accrue interest receivable in accordance to SOP 90-7.

Because the properties underlying these notes in part secure the Brazos Debt, the notes were included as part of the plan of reorganization that was confirmed by the Bankruptcy Court on January 13, 1994 (see Note 10). Under the plan of reorganization, the Griffin note was transferred to Brazos and the Fraser note was paid in the first quarter of 1994.

Note 6.           DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions are used to estimate the fair value of each class of instruments for which it is practical to estimate that value:

        a) Cash and cash equivalents - For those short term instruments the carrying amount is a reasonable estimate of fair value.

        b) Restricted cash - For those short term instruments the carrying amount is a reasonable estimate of fair value.


        c)     Other notes receivable -  For these instruments, the

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

               carrying amount is a reasonable estimate of the fair value given prevailing interest rates and terms of similar instruments.

        d) Griffin notes receivable and Brazos notes payable - These notes are interdependent and given the pending reorganization (Note
               10), it is not practical or possible to estimate the fair value of either instrument.

        e) Heller and Mid Peninsula notes payable - The carrying amount is a reasonable estimate of the fair value given prevailing interest rates and terms of similar instruments.

Note 7.        TENANT LEASES

Future minimum lease receivables under noncancellable operating leases on currently owned properties as of December 3l, l994 are as follows (in thousands):

                  1995                                        $  2,960
                  1996                                           2,778
                  1997                                           2,575
                  1998                                           2,539
                  1999                                           2,444
                  Thereafter                                     9,277
                                                               -------
                  TOTAL                                       $ 22,573
                                                               =======

Two tenants have options to purchase certain properties. One tenant, J.I. Case did not exercise its option to purchase the Kansas City and Memphis properties on March 1, 1993, but has an option to purchase the property every three years thereafter, at a price equal to fair market value, but not less than $2,061,000 (Kansas City) and $1,664,000 (Memphis). The other tenant, Navistar did not exercise its option to purchase the Baltimore and West Chicago properties on March 1, 1993, but has an option to purchase the property every three years thereafter, at a price equal to fair market value, but not less than $8,195,000 (Chicago) and $3,700,000 (Baltimore), and not more than $9,952,000 (Chicago) and $4,200,000 (Baltimore). These figures are determined in accordance with a formula specified in a 1990 modification of the lease. These figures may change in future years based on the formula specified in the modification.

Note 8.           RELATED PARTY TRANSACTIONS

Background

As discussed in Note 1 - Summary of Organization, the general partners of Partners and GOCO and its subsidiaries are Realty and

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

Robert Batinovich. Realty is the managing general partner of the Partnership and has the exclusive management and control of the business of the Partnership.

Indemnification of General Partners

In September 1992, Sleepy Hollow Associates, holder of the second deed of trust on the Sleepy Hollow property (a property transferred to Brazos in 1994 pursuant to the reorganization plan), made a demand upon Robert Batinovich, a co-general partner of the Partnership, for payment under his guarantee of GOCO Realty Fund I's promissory note to Sleepy Hollow Associates. Mr. Batinovich negotiated a discount from $90,000 to $70,000 and purchased the note from Sleepy Hollow Associates and paid Sleepy Hollow Associates the discounted amount.

Pursuant to the Indemnification Provision of the Limited Partnership Agreement, the Partnership reimbursed Mr. Batinovich for the $70,000. However, on December 31, 1993, the Partnership had not relieved the original note of $90,000 because it is a prepetition liability and as such, payment had not yet been approved by the Bankruptcy Court. As a result, the $70,000 reimbursement was recorded as receivable from Mr. Batinovich.

Fees to Affiliates

Prior  to  May  21,   1992,   Realty  and  its   affiliates   received   expense
reimbursements, fees, and other compensation for services provided to the Partnership pursuant to the Limited Partnership Agreement as follows:

Transaction Fee - 2% of qualifying  transaction price
Property Management Fees - 3 to 5% of gross  property  receipts
Incentive  Fee - .5% of the fair  value of assets to the extent earnings  exceed
      $1.50 per unit
General and Administrative Expenses - actual costs reimbursable

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

After May 21, 1992, by order of New West Federal and the Bankruptcy Court, Realty and its affiliates received expense reimbursements, fees, and other compensation for services provided to the Partnership pursuant to the Limited Partnership, Cash Collateral and Property Management Agreements (incorporated by reference to Exhibit 10.39 to the Partnership's Annual Report on Form 10-K dated December 31, 1992 - No. 33-3657). The items amended were as follows:

Property Management Fees - 2 to 5% of gross property receipts or a minimum of $49,300 per month
Leasing Fees - 7% of total first year rent, declining to 2% of rent for the 11th year and beyond

After obtaining selected properties through the payment of Brazos' lien release prices, new subsidiary partnership were created. Pursuant to the Limited Partnership Agreements (incorporated by reference to Exhibits 10.40 through
10.43 to the Partnership's Annual Report on Form 10-K dated December 31, 1994 - No. 33-3657), Realty and its affiliates are entitled to receive expense reimbursements, fees, and other compensation for services provided to the Partnership as follows:

Property management fees - 3 to 5% (10% for single-family residences) of gross receipts collected
Incentive fee - .5% of the fair  value of assets to the extent  earnings  exceed
          $1.50 per unit
Transaction  fee - 2% of qualifying  transaction  price
Refinancing fee - 1% of qualifying net loan refinancing proceeds

Fees and allocated expenses paid by the Partnership to affiliates for the years ended December 31, 1994, 1993 and 1992 are as follows (in thousands):

                                                1994         1993          1992
                                              ------        ------        -----

Property Management Fees .............       $   239       $   736       $   831
Reimbursed General and
 Administrative Expenses .............           571         1,148         1,163
                                             -------       -------       -------

Total Management Fees and
 Reimbursed General and
 Administrative Expenses .............       $   810       $ 1,884       $ 1,994
                                             =======       =======       =======

Leasing fees .........................       $    50       $    84       $   267
                                             =======       =======       =======

In 1992, Glenborough was reimbursed $762,000 for salaries and benefits of on-site management, maintenance and landscape employees and $219,000 for miscellaneous reimbursements. During 1992, with Glenborough under no obligation to immediately reimburse the

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

Partnership for the balance in prepaid  incentive  fees, the  Partnership  began
amortizing   monthly  overhead   reimbursements   from  prepaid   incentive  and
transaction fees in lieu of actual payments.

In 1993, Glenborough was reimbursed $751,000 for salaries and benefits of on-site management, maintenance and landscape employees and $156,000 for miscellaneous reimbursements. During 1993, the Partnership continued to amortize monthly overhead reimbursements from prepaid incentive fees. The Partnership amortized 56% of the total monthly overhead reimbursements from prepaid incentive and transaction fees in lieu of actual payments.

In 1994, Glenborough was reimbursed $206,000 for salaries and benefits of on-site management, maintenance and landscaping employees and $19,000 for
miscellaneous  reimbursements.   During  a  portion  of  1994,  the  Partnership
continued to amortize monthly overhead reimbursements from prepaid incentive fees. The Partnership amortized 61% of the total overhead reimbursements from prepaid incentive and transaction fees in lieu of actual payments.

Loss on investment in real estate

Through the May 1994 escrow related to the Partnership's obtaining free and clear title from Brazos on the properties known as the J.I.Case and Navistar buildings, the Partnership made a $1,000,000 principal paydown on a note payable for an affiliated partnership. Financing for the J.I.Case and Navistar buildings was extremely difficult to find in the current market, so as an inducement for the lender to finance this release price purchase, the Partnership paid down a portion of an affiliate's note payable in good faith. In December 1994, the Partnership and the affiliated partnership, UCT Associates, A California Limited Partnership ("UCT") agreed that the $1,000,000 paid by the Partnership on behalf of UCT was an investment in UCT. Coupled with that, Robert Batinovich contributed his limited partner interest in the profits and losses of UCT. This gave the Partnership a 45% non-voting limited partner interest, a 99% allocation of future income and losses, and an economic interest in any future upside of this property, without exposure to any loss. This was made possible after Glenborough waived a portion of its potential transaction fees on the disposition of properties in 1994.

At December 31, 1994, the General Partner believes that there is no real equity in UCT, therefore the $1,000,000 invested in UCT was recognized as a loss on investment in real estate.

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

Note 9.           OPTION PLAN

The Partnership's Option Plan provides for the grant of nonstatutory options to purchase units to the General Partners and the officers, directors, employees and certain consultants of the Managing General Partner, the property manager and its affiliates. Individuals who render services to Realty, Glenborough or its affiliates as an independent contractor may be considered an "employee" for purposes of the Option Plan, provided services are rendered on a continuing basis. In general, options exercisable on the date of termination of employment may remain exercisable for up to one year following termination.

At December 31, 1993, options to purchase 14,890 units at an exercised price of $20 were outstanding to former employees and 269,728 units at an exercise price of $6.50 per unit were outstanding to 14 persons including 9 officers, directors or affiliates of the managing general partner. At December 31, 1994, options to purchase 14,890 units at an exercise price of $20 and 2,000 units at an exercise price of $6.50 per unit were outstanding to former employees and 267,728 units at an exercise price of $6.50 per unit were outstanding to 13 persons including 9 officers, directors or affiliates of the managing general partner. No options had been exercised as of December 31, 1994.

Note 10. CHAPTER 11 - PLAN OF REORGANIZATION AND RELATED PRO FORMA BALANCE SHEET (UNAUDITED)

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

The following is a brief description of the principal points of the plan of reorganization.

1.        The claims of all creditors were satisfied in full.

2. Transfer to Brazos of the Partnership's interest in the restricted cash and Griffin note receivable.

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

3. Twelve properties have been transferred into two separate rollouts, four to Griffin Investments (Phase II Rollout), and eight to a Griffin affiliate (Phase III Rollout), in redemption of all of Griffin's (and its affiliates') 448,894 units in Glenborough Partners. These redemptions reduced Glenborough Partners' outstanding equity securities from 3,410,747 limited partner units to 2,961,853 limited partner units. Those entities were given options to pay off Brazos' lien on those properties, at negotiated prices, or transfer them to Brazos. The options on both the Phase II and the Phase III Properties were not exercised, and the properties were transferred to Brazos.

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

5. The claims of Brazos were satisfied through a multipart transaction including the following:

          a. Brazos unconditionally released its lien on two properties; (i) a 50,000-foot industrial facility in Auburn, California, which was leased to Coherent, Inc. -the release of this lien occurred on February 4, 1994, as part of a sale of the property to the tenant ; and (ii) a vacant 95,500 square foot industrial/office facility in the Stanford Business Park in Palo Alto, California.

          b. GOCO paid Brazos the sum of $500,000, from the Coherent Auburn sale, discussed below, in return for which Brazos released its lien on the property known as Rosemead Springs Business Park in El Monte, California - this transaction occurred on February 4, 1994.

          c. GOCO had an option (exercisable at any time prior to April 30, 1994) to obtain a release of the Brazos lien as to any of the remaining properties subject to Brazos' lien (the "Option Properties") by paying a negotiated release price to Brazos. The Partnership exercised its option on eight properties as discussed in paragraph 4, 5.a and 5.b above and 6. below. The remaining options were not exercised and those properties were transferred to Brazos in satisfaction of the remaining balance of Brazos claims in May 1994.

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992


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

The impact of the reorganization is a $119,954,000 extraordinary gain from bankruptcy reorganization and early extinguishment of debt. The consolidated financial statements include adjustments that arose from the reorganization plan.

The ultimate result is (i) GPA West obtaining Coherent Palo Alto free and clear, which was subsequently sold on December 22, 1994 (see Note 4); (ii) GPA West obtaining Rosemead Springs, financed through debt of $2,500,000; and (iii) GPA Industrial obtaining the J.I. Case and Navistar buildings financed through debt of $12,000,000.

Note 11.          INCOME TAXES

Federal and state income tax laws provide that the income or loss of the Partnership is reportable by the Partners in their individual tax returns. Accordingly, no provisions for such taxes have been made in the accompanying financial statements. The Partnership reports certain transactions differently for tax and financial reporting purposes.

The Partnership's tax returns, its qualification as a partnership for Federal income tax purposes, and the amount of taxable income or loss are subject to examination by the Federal and State taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

For Federal income tax reporting, (a) revenues and expenses are recognized on an accrual basis, i.e. lease income is recognized under the terms of the lease contract, (b) fees paid for services related to seeking and evaluating potential real estate investments are deducted if and when the plans of acquisition are subsequently abandoned, (c) depreciation is provided for under accelerated and modified accelerated cost recovery methods, (d) certain organizational costs classified as syndication costs for tax purposes are not deductible, and (e) bad debts are deducted and written off when deemed uncollectible.

The following is a reconciliation for the years ended December 31, 1994, 1993 and 1992, of the net income (loss) for financial reporting purposes to the taxable income (loss) determined in accordance with accounting practices used in preparation of Federal income tax returns.

                                             1994            1993         1992
                                            ------          ------        -----
                                                       (in thousands)
Net income (loss) per
 financial statements ................   $  117,557    $   (6,358)   $   (6,217)
     Adjustments:
         Depreciation ................        1,132        (1,838)       (1,326)
         Interest and Original
           Issue Discount ............           70           529           935
         Loan Fee Amortization .......       (2,626)          (51)          (51)
         Prepaid Income ..............         (339)           42          (236)
         Free Rent Revenue ...........         --             (30)          474
         Gain on disposition of
          real estate ................      (95,188)         --            --
         Loss on investment in
          real estate ................        1,000          --            --
         Other .......................          (74)          166            13
                                         ----------    ----------    ----------
Partners' income (loss)
 for Federal income tax
 purposes ............................   $   21,532    $   (7,540)   $   (6,408)
                                         ==========    ==========    ==========

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements

                        December 31, 1994, 1993 and 1992

The following is a reconciliation as of December 31, 1994 and 1993 of partners' equity (deficit) for financial reporting purposes to partners' equity (deficit) for Federal income tax purposes.

                                                        1994              1993
                                                       -----            ------
                                                             (in thousands)

Partners' equity (deficit) per
 financial statements ........................       $   5,289        $(112,268)
     Adjustments:
         Real Estate Investments .............         (14,500)          85,586
         Depreciation ........................           5,454          (42,875)
         Loan Fees Net of
           Amortization ......................             148               73
         Unearned Revenue ....................            --                339
         Free Rent ...........................            --               (328)
         Bad Debt ............................            --                117
         Unit Redemptions ....................         (35,501)            (274)
         Other ...............................             262              212
                                                     ---------        ---------
Partners' equity (deficit) for
 Federal income tax purposes .................       $ (38,848)       $ (69,418)
                                                     =========        =========



12.               SUBSEQUENT EVENT

In March 1995, GPA West purchased a $1,908,000 note receivable from California Federal Bank, secured by a first deed of trust on a property owned by an affiliate. This transaction was funded from the proceeds of the Palo Alto property sale discussed in Note 4. The note currently bears interest at 7.958% until an anticipated loan modification is ratified in the second quarter of 1995.

                              GLENBOROUGH PARTNERS
                        A CALIFORNIA LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1994
                                 (in thousands)


 Column A            Column B        Column C       Column D                     Column E
- ----------           ----------     ----------      ----------         ------------------------------
                                                    Net Costs
                                                    Capitalized
                                     Initial        (Reduced)
                                     Cost to        Subsequent to           Gross Amount at Which
                                    Partnership     Acquisition         Carried at Close of Period
                                  ----------------  -------------   ------------------------------
                                                                              Buildings
                                                                               and
Properties          Encumbrances  Land   Buildings  Improvements    Land   Improvements    Totals
- ----------          ------------  ----   ---------  ------------    ----   ------------    ------

Navistar &
 J.I. Case/
 Various Midwest/
 East Cities          $11,825    2,554    21,699      (9,285)       1,572       13,396     14,968

Rosemead Springs
 Business Center,
 El Monte, CA (1)       2,500    2,874     9,792     (12,666)           -            -          -

Bond Street
 Building,
 Farmington
 Hills, MI              2,835      473     2,680          -            473       2,680      3,153
                      -------  -------   -------    --------        ------     -------    --------
                      $17,160  $ 5,901   $34,171    $(21,951)       $2,045     $16,076     $18,121
                      =======  =======   =======    =========       ======     =======     =======




 Column A          Column F        Column G         Column H          Column I
- ----------        ----------       ----------      ----------         ---------

                                                                 Life on which
                                                                 Depreciation
                                                                 in the latest
                  Accumulated       Date of          Date      Income Statement
Properties        Depreciation    Construction     Acquired       Is Computed
- ----------        ------------    ------------     ---------   ----------------

Navistar &
 J.I. Case/
 Various Midwest/
 East Cities          2,901        1950-1977         3/01/84            50 yrs

Rosemead Springs
 Business Center,
 El Monte, CA (1)         -             1980         7/15/83            50 yrs

Bond Street
 Building,
 Farmington
 Hills, MI                -               -         12/28/94               -
                    -------
                    $ 2,901
                     ======



Note (1): Rosemead Springs has been reclassified as real estate held for sale in 1994.

                       See accompanying reconciliations.

                       RECONCILIATION OF REAL ESTATE COST
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (in thousands)

Note to Real Estate and Accumulated Depreciation Table.

(A) In addition to these encumbrances at December 31, 1993, the properties are collateral for the Brazos Debt in the aggregate amount of $235,032,000, plus accrued interest of $21,237,000.

                                              1994            1993        1992
                                            ------          ------        -----

Balance, Beginning of Period ........     $ 166,576      $ 165,943     $ 164,963

Real estate addition ................         3,153           --            --
Improvements ........................           440            633           980
Disposition of real estate ..........      (144,814)          --            --
Real estate held for sale ...........        (7,234)          --            --
                                          ---------      ---------     ---------
Balance, End of Period ..............     $  18,121      $ 166,576     $ 165,943
                                          =========      =========     =========


                   RECONCILIATION OF ACCUMULATED DEPRECIATION
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (in thousands)

                                               1994          1993         1992
                                             ------         ------      -------

Balance, Beginning of Period ........      $ 42,875       $ 38,548      $ 33,727

Depreciation Expense ................         1,467          4,327         4,821

Disposition of real estate ..........       (38,765)          --            --

Real estate held for sale ...........        (2,676)          --            --
                                           --------       --------      --------

Balance, End of Period ..............      $  2,901       $ 42,875      $ 38,548
                                           ========       ========      ========

The aggregate cost basis of real estate owned at December 31, 1994, for Federal income tax purposes was approximately $ 9,908,000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

GENERAL PARTNERS

The Partnership has no directors or executive officers. The general partners of the Partnership are Glenborough Realty Corporation (the "Managing General Partner") and Robert Batinovich. For informational purposes, the following are the names and additional information relating to each of the controlling persons, directors and executive officers of the Managing General Partner as of March 1, 1995:

Name                            Age          Position
- ----                            ---          --------
Robert Batinovich               58           President and Chairman of the Board

Andrew Batinovich               36           Senior Vice President, Chief
                                               Financial Officer and Director

Sandra L. Boyle                 46           Vice President

Barbara L. Evans                54           Vice President, Secretary and
                                               Corporate Counsel

Eugene F. Daly                  51           Director

Wallace A. Krone Jr.            63           Director

Laurence N. Walker              62           Director

J. Sydney Whalen                60           Director

The following is a brief description of the background and experience of Robert Batinovich and each of the officers and directors of Glenborough Realty Corporation.

Robert Batinovich has been the President and a Director of Glenborough Corporation since its inception in l978 and of Glenborough Realty Corporation since its inception in l985. He has been the Chief Financial Officer ("CFO") of Glenborough Corporation since April l986 and the CFO of Glenborough Realty
Corporation from April l986 through April l988. He was a member of the California Public Utilities Commission from l975 to January l979 and served as its Chairman from January l977 to January l979. He has extensive real estate investment experience. Mr. Batinovich's business background includes managing and owning manufacturing, vending and service companies and a national bank.

Andrew Batinovich has been Senior Vice President and Chief Financial Officer of Glenborough Realty Corporation since April l988. He was Vice President-Property Management of Glenborough Realty Corporation from April l986 to April l988. He also is Senior Vice President in charge of property management and partnership accounting for Glenborough Corporation. Prior to joining Glenborough Corporation in June l983, he was employed at Security Pacific National Bank in its international and corporate banking groups specializing in real estate lending. He is the son of Robert Batinovich.

Sandra L. Boyle has been Vice President of Glenborough Realty Corporation since February 1991. She first joined Glenborough Corporation in 1984 and is responsible for property management, including maintenance, capital and tenant improvements, rent collection, budgeting and supervision of regional offices. Prior to joining Glenborough Corporation, she was a residential real estate marketing representative for Great Western Realtors.

Barbara L. Evans has been Secretary of Glenborough Realty Corporation since April 1986 and Vice President since February 1991. She joined Glenborough Corporation in l985 and serves as Counsel and Secretary. She was admitted as an attorney in the State of California in l983. Prior to attending law school and on a part-time basis during law school, Ms. Evans was a co-owner of TES Associates, a property management and real estate investment advisor.

Eugene F. Daly was elected a Director of Glenborough Realty Corporation in August 1989. He is President of Daly International Financial and Insurance Services. Mr. Daly is a Registered Principal with the National Association of Securities Dealers (NASD) and his firm Daly International Financial and Insurance Services is a Registered Investment Advisor with the Securities and Exchange Commission.

Wallace A. Krone, Jr. was elected a Director of Glenborough Realty Corporation in August 1989. He has been associated with Glenborough for approximately 15 years as an investor in Glenborough sponsored partnerships. For the past twenty-seven years, he has been self-employed owning various restaurants in the San Francisco Bay Area. Currently Mr. Krone owns a number of Burger King restaurants in the same area.
Laurence N. Walker was a Director of Glenborough Corporation from October l984 to November l985 and served as Treasurer from January l985 to November l985. He has been a Director of Glenborough Realty Corporation since its inception in l985. He is an attorney specializing in real estate law.

J. Sydney Whalen was elected a Director of Glenborough Realty Corporation in April l988. He is a Canadian Chartered Accountant and since l983 has been president of Whalen & Associates, a management consulting firm specializing in executive management and chief financial officer services to companies experiencing operating or financial difficulties. In 1993, Mr. Whalen was a co-founder and became President of Round Hill Securities, Inc., a securities broker/dealer. From l975 to l982, he was Vice President-Finance and Administration of Raymond Kaiser Engineers, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation and Fees

In accordance with the Partnership Agreement for GOCO, the Managing General Partner receives expense reimbursements and fees for services provided to the Partnership. Information regarding these fees and reimbursements is incorporated herein by reference to Note 8 of the Notes to Consolidated Financial Statements under the heading "Fees to Affiliates" and Note 1 of the Notes to Consolidated Financial Statements under the heading "Participation in Net Income and Net Loss".

The Partnership has no employees and pays no salary or other cash compensation, directly to any person other than the fees and expense reimbursements described above. All officers of the Managing General Partner currently are officers of Glenborough Corporation and receive a salary and other benefits from Glenborough Corporation as compensation for Partnership activities as well as other activities of Glenborough Corporation not related to the Partnership.

Option Plan

At December 31, 1993, options to purchase 14,890 units at an exercised price of $20 were outstanding to former employees and 269,728 units at an exercise price of $6.50 per unit were outstanding to 14 persons including 9 officers, directors or affiliates of the managing general partner. At December 31, 1994, options to purchase 14,890 units at an exercise price of $20 and 2,000 units at an exercise price of $6.50 per unit were outstanding to former employees and 267,728 units at an exercise price of $6.50 per unit were outstanding to 13 persons including 9 officers, directors or affiliates of the managing general partner. No options had been exercised as of December 31, 1994.

                    Options Issued to Officers and Directors
                                                                       Number of
Name                        Office                                       Units
- ----                        ------                                     ---------
Robert Batinovich           Chairman of the Board/President              38,500
Andrew Batinovich           Senior Vice President/
                              Chief Financial Officer/Director           38,500
Sandra L. Boyle             Vice President                               16,000
Barbara L. Evans            Vice President/Secretary                     16,000
Eugene F. Daly              Director                                     17,000
Wallace A. Krone, Jr.       Director                                     17,000
Laurence N. Walker          Director                                     25,000
J. Sydney Whalen            Director                                     17,000
                                                                        --------
Total                                                                   185,000
                                                                        ========

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

The following table sets forth certain information regarding the Units owned on December 3l, l994 by (a) each Unitholder known to the Partnership to own beneficially more than 5% of the outstanding Units; (b) each Unitholder under common control of an officer, director, or 5% Unitholder; (c) each individual general partner of the Partnership and each director of the managing general partner; and (d) all executive officers and directors of the managing general partners as a group.

Name of Beneficial                             Units    Exercisable     Percent
Owner (Notes 1 and 2)                          Owned      Options      Owned (3)
- ---------------------                          -----       -------     ---------

Robert Batinovich
(Note 4) ...............................      542,868       38,500      18.20%

Robert Batinovich,
General Partner ........................       34,577          -0-       1.08%

Glenborough Corporation ................      116,945       10,728       4.00%

Andrew Batinovich ......................       24,248       38,500       1.96%

Eugene F. Daly .........................       12,640       17,000       0.93%
577 Airport Boulevard, #200
Burlingame, CA 94010

Wallace A. Krone, Jr ...................       52,026       17,000       2.16%
393 Vintage Park Drive, #120
Foster City, CA 94404

Laurence N. Walker (Note 5) ............       27,102       25,000       1.63%
2922 Forest Avenue
Berkeley, CA 94507

J. Sydney Whalen .......................          -0-       17,000       0.53%
3201 Danville Boulevard, #100
Alamo, CA 94507

All Executive Officers and .............      696,289      185,000      27.60%
Directors as a Group
(8 persons)
(Notes 4 and 5)

Notes:

(1) Unless otherwise indicated, the addresses of the above beneficial owners are the same as that of the registrant.

(2) The persons named on the table have sole voting and investment power with respect to all interests beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to the table. The table assumes the exercise of outstanding options held by eight officers and directors and one former director to acquire an aggregate of 193,272 Units, which are presently exercisable.

(3) Percent owned is calculated by dividing the sum of the Unitholder's Units and exercisable options by the sum of all outstanding Units and exercisable options.

(4) Excludes Units held by Glenborough Corporation, of which Mr. Batinovich is an officer and director, and which is owned in majority by Mr. Batinovich.
Excludes Mr. Batinovich's 1.15% General Partner interest in the Partnership. Excludes 14,817 Units that Mr. Batinovich may vote pursuant to powers of attorney or as Trustee from one Unitholder, as to which Mr. Batinovich disclaims beneficial ownership. Excludes the 0.1% General Partner interest and 1,108 Limited Partnership Units owned by Glenborough Realty Corporation, of which Mr. Batinovich is majority owner. Excludes 5,198 Units owned by the Robert and Garnet Anne Batinovich l982 Irrevocable Inter Vivos Trust for the benefit of Angela Batinovich, as to which Robert Batinovich disclaims beneficial ownership.

(5) Excludes 303,979 Units that Mr. Walker may vote pursuant to a power of attorney or as Trustee, as to which Mr. Walker disclaims beneficial ownership. Excludes 145,907 Units owned by BOS Associates, of which Mr. Walker is the general partner.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Fees and Reimbursable Expenses - During l994 and in accordance with the prior and current Limited Partnership Agreements (incorporated by reference to Exhibits 10.40 thru 10.43 to the Partnership's annual report on Form 10-K dated December 31, 1994, No. 33-3657), the Managing General Partner received management fees and reimbursed expenses (see Item 8., Note 8 - Related Party Transactions).

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

(a)      (l)      Financial Statements and
         (2)      Financial Statement Schedules

         See  Item 8 of this  Form  10-K  for the  Financial  Statements  of the
         Partnership, Notes thereto, Report of Independent Certified Public Accountants, and Supplemental Schedules. A Table of Contents to Financial Statements and Supplemental Schedules is included in Item 8 and incorporated herein by reference.

         (3) Exhibits
                                                             Page Number or
Exhibit                                                      Incorporation
Number            Description                              By Reference to
- -------------------------------------------------------------------------------
10.39             Cash Collateral and Property             Exhibit 10.39 to
                  Management Agreement dated               the Annual Report
                  July 1, 1992 and amended                 on Form 10-K
                  October 23, 1992 by and among            No. 33-3657 for the
                  New West Federal Savings and             year ended
                  Loan Association, GOCO Realty            December 31, 1992.
                  Fund I and Glenborough Corporation.

10.40             Limited Partnership Agreement
                  of Glenborough Partners, A
                  California Limited Partnership

10.41             Limited Partnership Agreement of
                  GPA West L.P.

10.42             Limited Partnership Agreement of
                  GPA Industrial L.P.

10.43             Limited Partnership Agreement of
                  GPA Bond L.P.

27                Financial Data Schedule


(b)               Reports on Form 8-K

No reports on Form 8-K were required to be filed in the period subsequent to September 30, l994.

                                   SIGNATURES


Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP



By:   /s/ Robert Batinovich                  By: Glenborough Realty Corporation,
     -------------------------                   a California corporation,
      Robert Batinovich                          the Managing General Partner
      General Partner

    Date:  3/30/95                           By: /s/ Robert Batinovich
          ---------------                       -------------------------------
                                                Robert Batinovich
                                                President and Chairman
                                                of the Board

                                                Date: 3/30/95
                                                     -------------------------

                                             By: /s/ Andrew Batinovich
                                                 ------------------------------
                                                Andrew Batinovich
                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Director

                                                Date: 3/30/95
                                                     -------------------------

                                             By: /s/ Laurence N. Walker
                                                 ------------------------------
                                                 Laurence N. Walker
                                                 Director

                                                Date: 3/30/95
                                                     -------------------------

                                             By: /s/ J. Sydney Whalen
                                                 -----------------------------
                                                 J. Sydney Whalen
                                                 Director

                                                Date: 3/30/95
                                                     -------------------------

         (A Majority of the Board of Directors of the General Partner)