Form 10-Q
period 1995-03-31
GLENBOROUGH LTD
filed 1995-05-15
CIK 790129

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1995

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

          Total number of units outstanding as of March 31, 1995: 2,961,853

                              NO EXHIBIT INDEX REQUIRED

          PART I -  FINANCIAL INFORMATION

          Item 1 -  Financial Statements

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (In thousands, except units outstanding)
                                     (Unaudited)


                                                  March 31,   December 31,
                                                     1995         1994
                                                  ----------   ----------
          Assets
          ------
          Real estate investments, at cost:
            Land                                 $  2,054       $  2,045
            Buildings and improvements             16,153         16,076
                                                 --------       --------
                                                   18,207         18,121

            Less:
              Accumulated depreciation             (2,985)        (2,901)
                                                 --------       --------
          Net real estate investments              15,222         15,220

          Real estate held for sale, net            4,496          4,558

          Other Assets:
            Cash and cash equivalents                 332          2,604
            Receivables                                31             15
            Deferred loan fees, net of accumulated
              amortization of $62 and $44 at March
              31, 1995 and December 31, 1994,
              respectively                            334            352
            Deferred leasing commissions, net of
              accumulated amortization of $163 and
              $161 at March 31, 1995 and December
              31, 1994, respectively                    8             10
            Note receivable from affiliates         1,908              -
            Note receivable                           125              -
            Prepaid expenses                           44             69
            Deposits                                  199            199
            Other assets                              145            158
                                                 --------       --------
          Total assets                          $  22,844       $ 23,185
                                                 ========       ========



                                    (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Consolidated Balance Sheets - continued
                       (In thousands, except units outstanding)
                                     (Unaudited)


                                                  March 31,   December 31,
                                                     1995        1994
                                                   --------     --------
          Liabilities and Partners' Equity
          --------------------------------

          Liabilities:
            Notes payable                          17,035         17,160
            Accounts payable                           15             85
            Accrued expenses                          592            496
            Advances from related parties               -             60
            Deposits and other liabilities             95             95
                                                 --------       --------
          Total postpetition liabilities           17,737         17,896
                                                 --------       --------
          Partners' equity:
            General partners                          431            435
            Limited partners, 2,961,853
              units outstanding                     4,676          4,854
                                                 --------       --------
          Total partners' equity                    5,107          5,289
                                                 --------       --------
          Total liabilities and partner's
            equity                              $  22,844       $ 23,185
                                                 ========       ========






















             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                     1995           1994
                                                   --------      --------
          Revenues:

              Rental                              $     747     $   4,040
              Interest and other                         38            35
                                                   --------      --------
          Total revenues                                785         4,075
                                                   --------      --------
          Operating expenses (including $21
            paid to related parties in 1994
            for miscellaneous reimbursements):
              Property taxes                             46           539
              Repairs and maintenance                    23           388
              Management fees and reimbursed
                expenses (paid to related
                parties)                                101           463
              Insurance                                   9            55
              Utilities                                  28           442
              Salaries and wages (including $8
                and $198 paid to related parties
                in 1995 and 1994, respectively)           9           209
              Professional fees                          14           329
              Depreciation and amortization             167         1,242
              Other                                      20            89
                                                   --------      --------
          Total operating expenses                      417         3,756
                                                   --------      --------
          Operating income                              368           319














                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Operations - continued
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                   -----------------------
                                                     1995           1994
                                                   --------       --------

          Other income/(expense):

            Gain on sale                                 -         1,503
            Interest expense                          (491)       (1,304)
            Loss on investment in real estate          (59)            -
                                                   -------       -------

          Income/(loss) before extraordinary item     (182)          518

          Extraordinary item                             -           (24)
                                                   -------       -------
          Net income/(loss)                       $   (182)     $    494
                                                   =======       =======



          Income/(loss) before extraordinary
            item per limited partnership unit     $  (0.06)     $   0.15

          Extraordinary item per limited
            partnership unit                             -         (0.01)
                                                   -------       -------
          Net income/(loss) per limited
            partnership unit                      $  (0.06)     $   0.14
                                                   =======       =======
          Distributions per limited
            partnership unit                      $      -      $      -
                                                   =======       =======














             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)
                  For the three months ended March 31, 1995 and 1994
                                     (Unaudited)


                                                                   Total
                                           General    Limited    Partners'
                                           Partner    Partners    Equity
                                         ----------  ---------- ----------
          Consolidated balance,
             December 31, 1993          $  (2,234)   $(110,034) $(112,268)

             Net income                        10          484        494
                                         ---------    ---------  ---------
          Consolidated balance,
             March 31, 1994             $  (2,224)   $(109,550) $(111,774)
                                         =========    =========  =========



          Consolidated balance,
             December 31, 1994          $     435    $   4,854  $   5,289

             Net loss                          (4)        (178)      (182)
                                         ---------    ---------  ---------
          Consolidated balance,
             March 31, 1995             $     431    $   4,676  $   5,107
                                         =========    =========  =========























             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Unaudited)

                                                     For the Three Months
                                                            Ended
                                                           March 31,
                                                     ----------------------
                                                        1995       1994
                                                      --------   --------
          Cash flows from operating activities:

             Net income/(loss)                       $   (182)  $    494
             Adjustments to reconcile
               net income/(loss) to net
               cash provided by (used in)
                operating activities:
             Depreciation and amortization                167      1,242
             Gain on sale                                   -     (1,503)
             Changes in assets and liabilities:
               Decrease in other liabilities                -       (258)
               Decrease in receivables                      3        711
               Decrease in accounts payable and
                 accrued expenses                         (15)      (106)
               Decrease in advance from related
                 parties                                  (60)         -
               Decrease (increase) in other assets         13       (232)
               Decrease in prepaid expenses                24          -
               Decrease in prepaid incentive
                 and transaction fees (paid to a
                 related party)                             -        286
               Increase in deferred leasing
                 commissions                               (1)       (71)
               Increase in accrued interest                42          -
                                                      -------    -------
           Net cash provided by (used in)
             operating activities                          (9)       476
                                                      -------    -------














                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Cash Flows - continued
                                    (in thousands)
                                     (Unaudited)

                                                      For the Three Months
                                                             Ended
                                                           March 31,
                                                     ----------------------
                                                        1995       1994
                                                      --------   --------
          Cash flows from investing activities:
             Decrease in notes receivable - MFCo.           -     44,830
             Proceeds from sale of real estate              -      3,620
             Improvements to real estate                  (86)      (193)
             Decrease in restricted cash                    -      5,109
             Increase (decrease) in interest
              receivable                                  (19)     1,177
             Decrease in notes payable                      -    (54,523)
             Increase in other notes receivable        (2,033)         -
                                                     --------   --------
          Cash provided by (used in) investing
           activities                                  (2,138)        20
                                                     --------   --------
          Cash flows from financing activities:
           Principal payments on notes payable           (125)      (505)
                                                     --------   --------
          Cash used in financing activities              (125)      (505)
                                                     --------   --------
          Net increase (decrease) in cash and
           cash equivalents                            (2,272)        78

          Cash and cash equivalents, beginning
           of period                                    2,604      1,506
                                                     --------   --------
          Cash and cash equivalents, end
           of period                                 $    332   $  1,584
                                                     ========   ========

          Supplemental disclosure of cash flow
           information:
             Cash paid for interest                  $    450   $  1,146
                                                     ========   ========










             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1995
                                     (Unaudited)

          Note 1.   SUMMARY OF ORGANIZATION
                    -----------------------
          Glenborough Partners, A California Limited Partnership is the successor to Glenborough Limited, A California Limited Partnership pursuant to section 15d-5 of the Securities Exchange Act of 1934.

          On May 21, 1992, GOCO Realty Fund I, the partnership holding and operating the Partnership's real property (including its related Brazos Debt), filed a petition in the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the Federal Bankruptcy Code. On January 13,
          1994, a plan of reorganization was filed with the Bankruptcy court which became effective January 24, 1994.

          To facilitate the Partnership's holding and transfer of real property as set forth under the plan of reorganization, two partnerships were created in February 1994: (i) GPA West, L.P. ("West"); and (ii) GPA Industrial, L.P. ("Industrial"). West and Industrial are subsidiaries of GPA, Ltd., A California Limited Partnership ("GPA"), formerly known as GOCO Realty Fund I, and as such, the financial statements have been consolidated with Glenborough Partners. The general partners of West and Industrial are Glenborough Realty Corporation and Robert Batinovich while the sole limited partner of each of the two partnerships is GPA.

          A third subsidiary partnership, GPA Bond L.P.("Bond"), was created in December 1994 to hold and operate a property purchased on December 29, 1994. The general partners of Bond are Glenborough Realty Corporation and Robert Batinovich while the sole limited partner is GPA.

          After the redemption of units as part of the reorganization plan, the general partners now hold a 2.27% share of the Partnership's net income or loss and distributions. Conversely, the limited partners now hold a 97.73% share of the partnership's net income or loss and distributions.

          Note 2.   SIGNIFICANT ACCOUNTING POLICY
                    -----------------------------
          In the opinion of Glenborough Realty Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Glenborough Partners, A California Limited Partnership as successor to Glenborough Limited pursuant to Rule 15d-5 (the "Partnership"), at March 31, 1995 and December 31, 1994, and the related statements of operations, statements of partners' equity

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1995
                                     (Unaudited)

          (deficit) and the statements of cash flows for the three months ended March 31, 1995 and 1994.

          Certain  items  in  the  1994  financial  statements  have   been
          reclassified  to   conform  to   the  1995   financial  statement
          presentation.

          Note 3.   REFERENCE TO 1994 AUDITED FINANCIAL STATEMENTS
                    -----------------------------------------------
          These   unaudited  financial   statements  should   be   read  in
          conjunction with the Notes to Consolidated Financial Statements included in the 1994 audited financial statements.

          Note 4.   NET LOSS PER LIMITED PARTNERSHIP UNIT
                    -------------------------------------
          Pursuant to the Glenborough Partners and GOCO Realty Fund I partnership agreements, the general partners held a 2.27% and 1.99% share of the partnership's net income or loss and distributions in 1995 and 1994, respectively. This percentage is derived from the general partners' 1% direct interest in GOCO Realty Fund I and a 1.28% and 0.99% indirect interest through their 1% general partner interest in Glenborough Partners' 99% interest in GOCO Realty Fund I in 1995 and 1994, respectively.

          For financial reporting purposes, 2,961,853 and 3,411,403 weighted average units were outstanding to limited partners for the three months ended March 31, 1995 and 1994, respectively. Net loss per unit in 1995 and 1994 is derived by dividing 97.73% and 98.01%, respectively of the net loss by the respective weighted average number of units outstanding to the limited partners.

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

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1995
                                     (Unaudited)

          All fees and allocated expenses due to Glenborough and included in the Partnership's operating expenses for the three months ended March 31, 1995 and 1994 are as follows (in thousands):

                                                        Three months ended
                                                            March 31,
                                                        ------------------
                                                         1995        1994
                                                       --------    --------

          Property management fees                     $   29      $  177
          Reimbursed general and administrative
            expenses                                       72         286
                                                       ------      ------
          Total management fees and reimbursed
            general and administrative expenses        $  101      $  463
                                                       ======      ======

          In the first quarter of 1995, Glenborough was reimbursed $8,000 for salaries and wages of on-site management, maintenance and landscape employees.

          In the first quarter of 1994: (i) Glenborough was reimbursed $198,000 for salaries and wages of on-site management, maintenance and landscape employees and $21,000 for miscellaneous reimbursements; and (ii) Glenborough was paid $17,000 for leasing commissions which were capitalized and are amortized over the terms of the related leases.

          Note 6.   NOTE RECEIVABLE FROM AFFILIATES
                     -------------------------------
          On March 28, 1995, GPA West purchased a $1,908,000 mortgage note receivable from California Federal Bank ("CalFed"), secured by a first deed of trust on a property owned by an affiliate. This transaction was funded from the proceeds of a 1994 property sale. The CalFed mortgage note has been modified and converted into a demand note retroactive to March 28, 1995, bearing interest at two percentage points plus the prime lending rate (currently 9%) with principal and interest due when the note is called. Management anticipates the demand note plus interest will be repaid by the third quarter of 1995.

          Pursuant to the Limited Partnership Agreements, the Managing General Partner has been allowed the option of investing the Partnership funds in obligations of other partnerships.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1995
                                     (Unaudited)

          Note 7.  NOTE RECEIVABLE
                   ---------------
          On February 24, 1995, Glenborough Partners advanced $125,000 to an unaffiliated partnership in return for a promissory note which bears interest at a rate of twelve percent (12%) per annum. The Partnership received a loan fee of $12,500 at the time the funds were advanced to the affiliate which has been recognized as other income. Total principal and interest is due on or before maturity which was originally April 25, 1995, but has been extended to July 28, 1995.

          On April 28, 1995, Glenborough Partners advanced an additional $60,000 to an unaffiliated partnership for a promissory note which consists of terms identical to the February 24, 1995 note above. In addition, the Partnership received a loan fee of $6,000 at the time the funds were advanced to the affiliate which will be recognized as other income in the second quarter of 1995.

          Pursuant to the Limited Partnership Agreements, the Managing General Partner has been allowed the option of investing the Partnership funds in obligations of other partnerships.

          Note 8.  LOSS ON INVESTMENT IN REAL ESTATE
                   ---------------------------------
          In order for the Partnership to obtain free and clear title from Brazos, the previous mortgage holder on the properties known as the J.I. Case and Navistar buildings, the Partnership made a $1,000,000 principal paydown on a note payable for an affiliated partnership. Financing for the J.I.Case and Navistar buildings was extremely difficult to find in the current market, so as an inducement for the lender to finance this release price purchase, the Partnership paid down a portion of an affiliate's note payable in good faith. In December 1994, the Partnership and the affiliated partnership, UCT Associates, A California Limited Partnership ("UCT") agreed that the $1,000,000 paid by the Partnership and any subsequent payments on behalf of UCT was an investment in UCT. Coupled with that, Robert Batinovich contributed his limited partner interest in the profits and losses of UCT. This gave the Partnership a 45% non-voting limited partner interest, a 99% allocation of future income and losses, and an economic interest in any future upside of this property, without exposure to any loss. This was made possible after Glenborough waived a portion of its potential transaction fees on the disposition of properties in 1994.

          As of December 31, 1994, the General Partner believes that there is no real equity in UCT, therefore the $59,000 in additional costs paid in the first quarter of 1995 on the behalf of UCT was recognized as a loss on investment in real estate.

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

          The following discussion addresses the Partnership's financial condition at March 31, 1995 and its results of operations for the three months ended March 31, 1995 and 1994. This information should be read in conjunction with the Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

          LIQUIDITY AND CAPITAL RESOURCES

          The Partnership experienced negative cash flow from operations during the three months ended March 31, 1995, after debt service payments and capital and tenant improvements. Short-term prospects for liquidity and capital resources remain somewhat problematic since one of the Partnership's current properties, Rosemead Springs is substantially vacant and is currently in escrow for sale. Its related $2,500,000 note payable matured in April 1995, but is in the process of being extended to coincide with the close of the Rosemead sale escrow. Until Rosemead is sold, management anticipates that, assuming no new leasing at Rosemead, the Partnership's near-term cash flow will continue to be negative.

          Once the Rosemead Springs property is successfully sold at its target asking price, it is projected that the Partnership would receive proceeds of approximately $400,000, net of the $2,500,000 principal plus interest due on the related note payable.

          In February 1995 and April 1995, the Partnership advanced $125,000 and $60,000, respectively to an unaffiliated partnership in exchange for promissory notes bearing interest at a rate of twelve percent (12%) per annum. Both notes mature on July 28, 1995 when principal and cumulative accrued interest are due. Upon funding these advances, the Partnership received loan fees of 10% of the amounts advanced.

          In March 1995, the Partnership purchased a $1,908,000 mortgage note receivable from California Federal Bank ("CalFed"), secured by a first deed of trust on a property owned by an affiliate.

          This transaction was funded from the proceeds of a 1994 property sale. This CalFed mortgage note has been modified and converted into a demand note retroactive to March 28, 1995, bearing interest at two percentage points plus the prime lending rate (currently 9%) with principal and interest due when the note is called.

          The general partner anticipates that the two promissory notes, the demand note and their related accrued but unpaid interest will be repaid by the third quarter of 1995. These near liquid notes coupled with the Partnership's cash and cash equivalent balance of $332,000 at March 31, 1995, should be sufficient to meet future operating requirements and cover its March 31, 1995, $607,000 balance in accounts payable and accrued expenses.

          Management is aggressively seeking new tenants and pursuing renewals of existing leases as they expire for its multi-tenant buildings, excluding the Rosemead property which is currently in escrow for sale. The potential buyer has the specific intention to purchase the property for its own use. However, absent a sale and dramatic improvement in local economic conditions and demand for commercial space in and around the Rosemead property, management anticipates rent concessions and lower effective rental rates. As always, the Partnership remains vulnerable to a variety of other factors beyond the Partnership's control, that may adversely affect capital resources and liquidity, such as excess supply in relation to demand, increases in unemployment, population shifts, levels of corporate activity, zoning changes and changes in tenant's needs.

          Management continues to explore other opportunities where it may invest its capital resources in order to maximize return to investors. In the meantime, management will continue to make short-term advances at market interest rates when and wherever appropriate.

          The Partnership suspended its distributions in 1990 in an attempt to increase liquidity and capital resources for tenant and capital improvements, leasing commissions, refinancing costs, and increasing debt service payments. As of May 5, 1995, distributions remain suspended and at this time, management is unable to predict when they may be resumed.

          RESULTS OF OPERATIONS

          Total revenues and operating expenses decreased in all areas except interest and other revenues during the three months ended March 31, 1995 compared to the three months ended March 31, 1994 due to the transferring of all but six of the remaining properties back to the lender in the 1994 bankruptcy reorganization.

          Interest and other revenue increased during the quarter ended March 31, 1995 over the quarter ended March 31, 1994 resulting from the $2,033,000 increase in notes receivable from affiliates discussed above.

          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    The Partnership is not a party to, nor any of its assets the subject of any material pending legal proceedings.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

                    (b)  Reports on Form 8-K.

                    No reports on Form 8-K were required to be filed during this reporting period.

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





                                 Date:  May 10, 1995