Form 10-Q
period 1995-06-30
GLENBOROUGH LTD
filed 1995-08-14
CIK 790129

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1995

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

                                    Yes  X   No
                                        ---    ---
           Total number of units outstanding as of June 30, 1995: 2,961,853

                              NO EXHIBIT INDEX REQUIRED

          PART I -  FINANCIAL INFORMATION

          Item 1 -  Financial Statements

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (In thousands, except units outstanding)
                                     (Unaudited)


                                                   June 30,   December 31,
                                                     1995         1994
                                                  ----------   ----------
          Assets
          ------
          Real estate investments, at cost:
            Land                                 $  2,054       $  2,045
            Buildings and improvements             16,161         16,076
                                                 --------       --------
                                                   18,215         18,121

            Less:
              Accumulated depreciation             (3,071)        (2,901)
                                                 --------       --------
          Net real estate investments              15,144         15,220

          Real estate held for sale, net            4,433          4,558

          Other Assets:
            Cash and cash equivalents                 372          2,604
            Receivables                                27             15
            Deferred loan fees, net of accumulated
              amortization of $74 and $44 at June
              30, 1995 and December 31, 1994,
              respectively                            322            352
            Deferred leasing commissions, net of
              accumulated amortization of $163 and
              $161 at June 30, 1995 and December
              31, 1994, respectively                    9             10
            Notes receivable                          233              -
            Prepaid expenses                           24             69
            Deposits                                  148            199
            Other assets                              146            158
                                                 --------       --------
          Total assets                           $ 20,858       $ 23,185
                                                 ========       ========

                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Consolidated Balance Sheets - continued
                       (In thousands, except units outstanding)
                                     (Unaudited)


                                                   June 30,   December 31,
                                                     1995        1994
                                                   --------     --------
          Liabilities and Partners' Equity
          --------------------------------

          Liabilities:
            Notes payable                          15,460         17,160
            Accounts payable                            3             85
            Accrued expenses                          157            496
            Advances from related parties               -             60
            Deposits and other liabilities             93             95
                                                 --------       --------
          Total postpetition liabilities           15,713         17,896
                                                 --------       --------
          Partners' equity:
            General partners                          432            435
            Limited partners, 2,961,853
              units outstanding                     4,713          4,854
                                                 --------       --------
          Total partners' equity                    5,145          5,289
                                                 --------       --------
          Total liabilities and partner's
            equity                              $  20,858       $ 23,185
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

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                        Six months ended     Three months ended
                                            June 30,               June 30,
                                           ----------------   -----------------
                                         1995      1994         1995      1994
                                        ------   ------        ------    ------
     Revenues:

       Rental                          $  1,510  $ 4,618       $  763   $ 1,598
        Interest and other                  253       96          215        60
                                         ------   ------       ------    ------
     Total revenues                       1,763    4,714          978     1,658
                                         ------   ------       ------    ------
     Operating expenses (including $1
       and $15 paid to related parties
       in 1995 and 1994 for miscellaneous
       reimbursements, respectively):
        Property taxes                      102      553           56        77
        Repairs and maintenance              56      432           33       160
        Management fees and reimbursed
          expenses (paid to related
          parties)                          199      635           98       217
        Insurance                            20       93           11        52
        Utilities                            62      451           34       139
        Salaries and wages (including
          $9 and $179 paid to related
          parties in 1995 and 1994,
          respectively)                      13      195            4        58
        Professional fees                    69      554           55       226
        Depreciation and amortization       328    1,636          161       524
        Other                                40      119           20        61
                                         ------   ------       ------    ------
     Total operating expenses               889    4,668          472     1,514
                                         ------   ------       ------    ------
     Operating income                       874       46          506       144














                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Operations - continued
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                       Six months ended      Three months ended
                                            June 30,               June 30,
                                           ----------------   -----------------
                                         1995      1994         1995      1994
                                         ------  ------       ------     ------

     Other income and (expense):

       Gain on sale                          -    1,503            -         -
       Interest expense                   (960)  (2,558)        (469)   (1,412)
       Income (loss) on investment
        in real estate                     (58)       -            1         -
                                       -------  -------      -------   -------


     Income/(loss) before extraordinary
       item                               (144)  (1,009)          38    (1,268)

     Extraordinary item                      -  120,027            -   120,051
                                       -------  -------      -------   -------
     Net income/(loss)                $   (144)$119,018     $     38  $118,783
                                       =======  =======      =======   =======




     Income/(loss) before
       extraordinary item per
       limited partnership unit       $  (0.05)$  (0.29)    $   0.01  $  (0.38)

     Extraordinary item per limited
       partnership unit                      -    35.26            -     36.08
                                       -------  -------      -------   -------
     Net income/(loss) per limited
       partnership unit               $  (0.05)$  34.97     $   0.01  $  35.70
                                       =======  =======      =======   =======
     Distributions per limited
       partnership unit               $      - $      -     $      -  $      -
                                       =======  =======      =======   =======









             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)
                   For the six months ended June 30, 1995 and 1994
                                     (Unaudited)


                                                                   Total
                                           General    Limited    Partners'
                                           Partner    Partners    Equity
                                         ----------  ---------- ----------
          Consolidated balance,
             December 31, 1993          $  (2,234)   $(110,034) $(112,268)

             Net income                     2,369      116,649    119,018
                                         ---------    ---------  ---------
          Consolidated balance,
             June 30, 1994              $     135    $   6,615  $   6,750
                                         =========    =========  =========



          Consolidated balance,
             December 31, 1994          $     435    $   4,854  $   5,289

             Net loss                          (3)        (141)      (144)
                                         ---------    ---------  ---------
          Consolidated balance,
             June 30, 1995              $     432    $   4,713  $   5,145
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

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Unaudited)

                                                          For the six months
                                                             ended
                                                                 June 30,
                                                     ----------------------
                                                        1995       1994
                                                      --------   --------
          Cash flows from operating activities:

             Net income/(loss)                       $   (144)  $119,018
             Adjustments to reconcile net
               income/(loss) to net cash
               used in operating activities:
             Depreciation and amortization                328      1,636
             Gain on sale                                   -     (1,503)
             Gain from bankruptcy reorganization
               and early extinguishment of debt             -   (120,027)
             Changes in assets and liabilities:
               Decrease in other liabilities               (2)      (214)
               Increase in receivables                     (5)      (246)
               Decrease in accounts payable and
                 accrued expenses                        (456)      (486)
               Decrease in advance from related
                 parties                                  (60)    (1,000)
               Decrease (increase) in other assets         12       (163)
               Decrease in prepaid expenses                45          -
               Decrease in deposits                        51          -
               Decrease in prepaid incentive
                 and transaction fees (paid to a
                 related party)                             -        348
               Increase in deferred leasing
                 commissions                               (1)      (431)
               Increase in accrued interest                34      1,165
                                                      -------    -------
           Net cash used in operating activities         (198)    (1,903)
                                                      -------    -------













                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Cash Flows - continued
                                    (in thousands)
                                     (Unaudited)

                                                          For the six months
                                                             ended
                                                                 June 30,
                                                     ----------------------
                                                        1995       1994
                                                      --------   --------
          Cash flows from investing activities:
             Proceeds from sale of real estate              -      1,307
             Improvements to real estate                  (94)      (313)
             Decrease in restricted cash                    -        (21)
             Increase in interest receivable               (7)         1
             Increase in other notes receivable          (233)         -
                                                    ---------  ---------
          Cash provided by (used in) investing
           activities                                    (334)       973
                                                    ---------  ---------
          Cash flows from financing activities:
           Borrowings on notes payable                      -     15,462
           Principal payments on notes payable         (1,700)   (14,681)
                                                    ---------  ---------
          Cash provided by (used in) financing
            activities                                 (1,700)       781
                                                    ---------  ---------
          Net decrease in cash and cash equivalents    (2,232)      (149)

          Cash and cash equivalents, beginning
           of period                                    2,604      1,506
                                                    ---------  ---------
          Cash and cash equivalents, end
           of period                                $     372  $   1,506

                                                    =========  =========
          Supplemental disclosure of cash flow
           information:
             Cash paid for interest                 $     926  $   1,357
                                                    =========  =========
          Supplemental disclosure of non cash
           transactions:
             Bankruptcy reorganization and early
               extinguishment of debt:
                 Rollout and foreclosure of real
                   estate, net                      $       -  $  99,867
                                                    =========  =========
                 Extinguishment of debt             $       -  $(280,482)
                                                    =========  =========
                 Other net assets                   $       -  $  60,661
                                                    =========  =========

             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          Note 1.   SUMMARY OF ORGANIZATION
                    -----------------------
          Glenborough Partners, A California Limited Partnership is the successor to Glenborough Limited, A California Limited Partnership pursuant to section 15d-5 of the Securities Exchange Act of 1934.

          On May 21, 1992, GPA Ltd, formerly known as GOCO Realty Fund I, the partnership holding and operating the Partnership's real property (including its related Brazos Debt), filed a petition in the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the Federal Bankruptcy Code. On January 13, 1994, a plan of reorganization was filed with the Bankruptcy court which became effective January 24, 1994.

          To facilitate the Partnership's holding and transfer of real property as set forth under the plan of reorganization, two partnerships were created in February 1994: (i) GPA West, L.P. ("West"); and (ii) GPA Industrial, L.P. ("Industrial"). West and Industrial are subsidiaries of GPA Ltd. and as such, the financial statements have been consolidated with Glenborough
          Partners. The general partners of West and Industrial are Glenborough Realty Corporation and Robert Batinovich while the sole limited partner of each of the two partnerships is GPA Ltd.

          A third subsidiary partnership, GPA Bond L.P.("Bond"), was created in December 1994 to hold and operate a property purchased on December 29, 1994. The general partners of Bond are Glenborough Realty Corporation and Robert Batinovich while the sole limited partner is GPA Ltd.

          After the redemption of units as part of the reorganization plan, the general partners now hold a 2.27% share of the Partnership's net income or loss and distributions. Conversely, the limited partners now hold a 97.73% share of the partnership's net income or loss and distributions.

          Note 2.   SIGNIFICANT ACCOUNTING POLICY
                    -----------------------------
          In the opinion of Glenborough Realty Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Glenborough Partners, A California Limited Partnership as successor to Glenborough Limited pursuant to Rule 15d-5 (the "Partnership"), at June 30, 1995 and December 31, 1994, and the related statements of operations for the three and six months ended June

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          30, 1995 and 1994, and statements of partners' equity (deficit) and the statements of cash flows for the six months ended June 30, 1995 and 1994.

          Note 3.   REFERENCE TO 1994 AUDITED FINANCIAL STATEMENTS
                    -----------------------------------------------
          These   unaudited  financial   statements  should   be  read   in
          conjunction with the Notes to Consolidated Financial Statements included in the 1994 audited financial statements.

          Note 4.   NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
                    ----------------------------------------------
          Pursuant to the Glenborough Partners and GPA Ltd. partnership agreements, the general partners held a 2.27% and 1.99% share of the partnership's net income or loss and distributions in 1995 and 1994, respectively. This percentage is derived from the general partners' 1% direct interest in GPA Ltd. and a 1.28% and 0.99% indirect interest through their 1% general partner interest in Glenborough Partners' 99% interest in GPA Ltd. in 1995 and 1994, respectively.

          For financial reporting purposes, 2,961,853 and 3,335,931 weighted average units were outstanding to limited partners for the six months ended June 30, 1995 and 1994, respectively. Net income (loss) per unit in 1995 and 1994 is derived by dividing 97.73% and 98.01%, respectively of the net income (loss) by the respective weighted average number of units outstanding to the limited partners.

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

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          All fees and allocated expenses due to Glenborough and included in the Partnership's operating expenses for the six months ended June 30, 1995 and 1994 are as follows (in thousands):

                                                         Six months ended
                                                             June 30,
                                                        ------------------
                                                         1995        1994
                                                       --------    --------

          Property management fees                     $   54      $  207
          Reimbursed general and administrative
            expenses                                      145         428
                                                       ------      ------
          Total management fees and reimbursed
            general and administrative expenses        $  199      $  635
                                                       ======      ======

          In  the first half of 1995, Glenborough was reimbursed $9,000 for
          salaries  and  wages  of  on-site  management,  maintenance   and
          landscape employees.

          In the first half of 1994: (i) Glenborough was reimbursed $179,000 for salaries and wages of on-site management, maintenance and landscape employees and $15,000 for miscellaneous reimbursements; and (ii) Glenborough was paid $36,000 for leasing commissions which were capitalized and are amortized over the terms of the related leases.

          Note 6.   NOTE RECEIVABLE FROM AFFILIATES
                    -------------------------------
          On March 28, 1995, GPA West purchased a $1,908,000 mortgage note receivable from California Federal Bank ("CalFed"), secured by a first deed of trust on a property owned by a partnership with the same general partner as the Partnership. This transaction was funded from the proceeds of a 1994 property sale. The CalFed mortgage note had been modified and converted into a demand note retroactive to March 28, 1995, bearing interest at two percentage points plus the prime lending rate with principal and interest due when the note is called. This note was repaid in May 1995.

          Note 7.  NOTES RECEIVABLE
                   ---------------
          On February 24, 1995, Glenborough Partners advanced $125,000 to an unaffiliated partnership in return for a promissory note which bears interest at a rate of twelve percent (12%) per annum. The Partnership received a loan fee of $12,500 at the time the funds were advanced which has been recognized as other income. Total

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          principal and interest was due on the April 25, 1995 maturity date but was extended to July 28, 1995.

          On April 28, 1995, Glenborough Partners advanced an additional $60,000 to the same unaffiliated partnership for a promissory note which consists of terms identical to the February 24, 1995 note above. In addition, the Partnership received a loan fee of $6,000 at the time the funds were advanced to the affiliate which was recognized as other income in the second quarter of 1995.

          These two notes were paid off in July 1995.

          On June 12, 1995, the Partnership advanced $48,000 to another unaffiliated partnership in return for a promissory note which also bears interest at a rate of twelve percent (12%) per annum and matures September 30, 1995. The Partnership received a loan fee of $2,000 at the time the funds were advanced which has been recognized as other income.

          Note 8.  NOTES PAYABLE
                   -------------
          In May 1995, the $2,500,000 note payable secured by the Rosemead Springs property matured. The Partnership made a $1,500,000 principal paydown in June 1995 from reserves originating from the proceeds from a December 1994 property sale. The remaining $1,000,000 note balance has been extended to mature October 1995.

          In December 1994, GPA Bond purchased the Bond Street building from Heller Financial, Inc. ("Heller"). Heller financed $2,835,000 towards this transaction with the difference funded from the Partnership's working capital reserves. The Heller note accrues interest at the rate of three hundred fifty (350) basis points plus the Base Rate (which is defined as the three month Libor rate). Monthly interest only payments commenced February 1, 1995 and will continue until the maturity date of December 31, 1999. Principal payments are required on a quarterly basis commencing April 15, 1995 at an amount of excess cash flow, which is defined as net cash flow less: (i) current payments due on the loan; and (ii) a ten percent (10%) per annum return on equity to the borrower.

          Note 9.  LOSS ON INVESTMENT IN REAL ESTATE
                   ---------------------------------
          In order for the Partnership to obtain free and clear title from Brazos, the previous mortgage holder on the properties known as the J.I. Case and Navistar buildings, the Partnership made a $1,000,000 principal paydown on a note payable on behalf of an affiliated partnership. Financing for the J.I.Case and Navistar

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          buildings was extremely difficult to find in the current market, so as an inducement for the lender to finance this release price purchase, the Partnership paid down a portion of an unconsolidated affiliate's note payable in good faith. In December 1994, the Partnership and the affiliated partnership, UCT Associates, A California Limited Partnership ("UCT") agreed that the $1,000,000 paid by the Partnership and any subsequent payments on behalf of UCT was an investment in UCT. Coupled with that, Robert Batinovich contributed his limited partner interest in the profits and losses of UCT. This gave the Partnership a 45% non-voting limited partner interest, a 99% allocation of future income and losses, and an economic interest in any future upside of this property, without exposure to any loss. This was made possible after Glenborough waived a portion of its potential transaction fees on the disposition of properties in 1994.

          As of December 31, 1994, the General Partner believed that there is no real equity in UCT, therefore the $58,000 in additional costs paid in the first half of 1995 on the behalf of UCT was recognized as a loss on investment in real estate while the Partnership's share of UCT's net loss in 1995 will be recognized only to the extent of any income previously recognized.

          Note 10. GAIN ON SALE
                   ------------
          On February 4, 1994, the Partnership sold the Coherent Auburn property to the tenant for $3,650,000. After paying approximately $93,000 for other fees, $500,000 for the Brazos' release of the Rosemead Springs Business Park, and $750,000 for Brazos' release of Burlingame Plaza, the Partnership applied most of the remaining proceeds towards Brazos' lien release price for four properties known as the J.I. Case and Navistar buildings. The gain on sale was approximately $1,503,000.

          Note 11. EXTRAORDINARY ITEM
                   ------------------
          On May 21, 1992, GOCO Realty Fund I, now known as GPA, Ltd., the partnership holding and operating the Partnership's real property, filed a petition in the Unites States Bankruptcy Court for the Northern District of California (the "Court") for reorganization under Chapter 11 of the Federal Bankruptcy Code.

          On January 13, 1994, GPA Ltd., entered a plan of reorganization with the Court. The plan was confirmed by the Court and the plan became effective January 24, 1994. A brief description of the principal points of the plan is incorporated by reference to the Partnership's December 31, 1994 Form 10-K.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          The impact of the reorganization is a $120,051,000 extraordinary gain from the bankruptcy reorganization and early extinguishment of debt in the six months ended June 30, 1994.

          Note 12. SUBSEQUENT EVENT
                   ----------------
          In  July  1995,  the  Partnership entered  into  an  agreement to purchase a $925,000 note receivable from an unaffiliated partnership for $460,000. The note accrues interest at a rate of eight percent (8%) per annum, payable in predetermined quarterly amounts.

          Simultaneously, a note modification was agreed upon whereby in exchange for $10,000 from the borrower at the signing of the modification and $40,000 at November 15, 1995, the Partnership has allowed the borrower (the buyer ) the option to purchase the note for: (i) $625,000 if paid on or before December 29, 1995;
          (ii) $775,000 if paid on or before August 28, 1996; or (iii) $850,000 if paid on or before December 28, 1996.The buyer expressed an inability to pay before December 29, 1995 and the general partner felt it was in the best interests of the Partnership to extend the first option date to March 31, 1996.

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

          The following discussion addresses the Partnership's financial condition at June 30, 1995 and its results of operations for the six months ended June 30, 1995 and 1994. This information should be read in conjunction with the Consolidated Financial
          Statements, notes thereto and other information contained elsewhere in this report.

          LIQUIDITY AND CAPITAL RESOURCES

          In February 1995 and April 1995, the Partnership advanced $125,000 and $60,000, respectively to an unaffiliated partnership in exchange for promissory notes bearing interest at a rate of twelve percent (12%) per annum. Both notes matured on July 28, 1995 when principal and cumulative accrued interest were due. These notes were paid off in August 1995. Upon funding these advances, the Partnership received loan fees of 10% of the amounts advanced.

          In March 1995, the Partnership purchased a $1,908,000 mortgage note receivable from California Federal Bank ("CalFed"), secured by a first deed of trust on a property owned by an affiliate. This transaction was funded from the proceeds of a 1994 property sale. This CalFed mortgage note had been modified and converted into a demand note retroactive to March 28, 1995, bearing interest at two percentage points plus the prime lending rate (currently 9%) with principal and interest due when the note is called. This note was paid off in May 1995.

          In June 1995, the Partnership advanced $48,000 to an unaffiliated partnership in exchange for a promissory note bearing interest at a rate of twelve percent (12%) per annum. The note matures September 30, 1995 with principal and cumulative accrued interest due. Upon funding this advance, the Partnership received a loan fee of $2,000.

          The Partnership's $372,000 cash and cash equivalent balance at June 30, 1995 coupled with the August 1995 repayment of the note receivable discussed above, should be sufficient to meet near term operating requirements and cover its June 30, 1995, $151,000 balance in accounts payable and accrued expenses.

          During the six months ended June 30, 1995, the Partnership experienced negative cash flow from operations after debt service payments and capital and tenant improvements. Short-term prospects for liquidity and capital resources remain somewhat problematic since one of the Partnership's current properties, Rosemead Springs is substantially vacant, but is currently in escrow for sale. Its related $2,500,000 note payable matured in May 1995, but has been partially paid down to $1,000,000 and extended to mature October 1995. Until Rosemead is sold, management anticipates that, assuming no new leasing at Rosemead, the Partnership's near-term cash flow will continue to be negative.

          Management is aggressively seeking new tenants and pursuing renewals of existing leases as they expire for its multi-tenant Bond Street building. The potential buyer for the other multi-tenant building, Rosemead Springs, has the specific intention to purchase the property for its own use. However, absent a sale or dramatic improvement in local economic conditions and demand for commercial space in and around the Rosemead property, management anticipates rent concessions and lower effective rental rates. As always, the Partnership remains vulnerable to a variety of other factors beyond the Partnership's control, that may adversely affect capital resources and liquidity, such as excess supply in relation to demand, increases in unemployment, population shifts, levels of corporate activity, zoning changes and changes in tenant's needs.

          Management continues to explore other opportunities where it may invest its capital resources in order to maximize return to investors. In the meantime, management will continue to make short-term advances at market interest rates when and wherever appropriate.

          The Partnership suspended its distributions in 1990 in an attempt to increase liquidity and capital resources for tenant and capital improvements, leasing commissions, refinancing costs, and increasing debt service payments. As of August 4, 1995, distributions remain suspended and at this time, management is unable to predict when they may be resumed.

          RESULTS OF OPERATIONS

          Total revenues and operating expenses decreased in all areas except interest and other revenues during the three and six months ended June 30, 1995 compared to the three and six months ended June 30, 1994 due to the transferring of all but six of the remaining properties back to the lender in the 1994 loan workout.

          Interest and other revenue increased during the three and six months ended June 30, 1995 over the same periods ended June 30, 1994 largely resulting from significant property tax refunds from successful property tax appeals and the loan fees received upon the advances to unaffiliated partnerships discussed above.

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





                                Date: August 10, 1995






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


                                                By:  /s/ Robert Batinovich

                                                     Robert Batinovich
                                                     President and
                                                     Chairman of the Board



                                                By:  /s/ Andrew  Batinovich

                                                     Andrew Batinovich
                                                     Senior Vice President,
                                                     Chief Financial Officer
                                                     and Director





                                Date:  August 10, 1995


















                                    Page 18 of 18