Form 10-Q/A
period 1994-06-30
GLENBOROUGH LTD
filed 1995-09-01
CIK 790129

FORM 10-Q/A
                                     AMENDMENT #1

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

                              NO EXHIBIT INDEX REQUIRED

          PART I -  FINANCIAL INFORMATION

          Item 1 -  Financial Statements

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (In thousands, except units outstanding)
                                     (Unaudited)


                                                   June 30,   December 31,
                                                     1994         1993
                                                  ----------   ----------
          Assets
          ------
          Real estate investments, at cost:
            Land                                 $  4,465      $  28,797
            Buildings and improvements             33,029        137,956
            Net realizable value reserve           (8,213)          (177)
                                                 --------       --------
                                                   29,281        166,576

            Less:
              Accumulated Depreciation             (8,186)       (42,875)
                                                 --------       --------
          Net real estate investments              21,095        123,701

          Other Assets:
            Cash and cash equivalents               1,357          1,506
            Restricted cash                             -          8,247
            Receivable, (including $70
              from a related party in 1993)            15          2,276
            Advance to a related party              1,000              -
            Deferred loan fees                        317          2,933
            Deferred leasing commissions                5            721
            Notes receivable-MFCo., including
              premium but net of deferred gain
              on roll-out                               -         44,830
            Other notes receivable, net of
              discount                                  -            121
            Prepaid incentive and transaction
              fees (paid to related party)              -            623
            Other                                     176            324
                                                 --------       --------
          Total assets                           $ 23,965      $ 185,282
                                                 ========       ========





                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Consolidated Balance Sheets - continued
                       (In thousands, except units outstanding)
                                     (Unaudited)


                                                   June 30,   December 31,
                                                     1994        1993
                                                   --------     --------
          Prepetition liabilities:
            Notes payable, net of discount/
              including premium (including
              $90 to a related party in
              1993)                             $       -      $ 273,762
            Accrued interest                            -         21,237
            Accounts payable                            -            563
            Deposits and other liabilities              -            726
                                                 --------       --------
          Total prepetition liabilities                 -        296,288
                                                 --------       --------

          Postpetition liabilities:
            Notes payable (including $962 to
              a related party at June 30, 1994)     15,462           381
            Accrued interest                        1,165              -
            Accrued expenses                          347            239
            Lease obligation                            -            167
            Deposits and other liabilities            241            475
                                                 --------       --------
          Total postpetition liabilities           17,215          1,262
                                                 --------       --------
          Partners' equity (deficit)
            General partners                          135         (2,234)
            Limited partners, 2,961,853 and
              3,410,747 units outstanding at
              June 30, 1994 and December 31,
              1993, respectively                    6,615       (110,034)
                                                 --------       --------
          Total partners' equity (deficit)          6,750       (112,268)
                                                 --------       --------
          Total liabilities and partner's
            equity (deficit)                    $  23,965      $ 185,282
                                                 ========       ========










             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                        Six months ended     Three months ended
                                            June 30,               June 30,
                                       ----------------       -----------------
                                         1994      1993         1994      1993
                                       ------    ------       ------     ------
     Revenues:

        Rental                         $ 4,618  $ 9,393      $ 1,598   $ 4,586
        Interest and other                  96    1,870           60     1,055
                                        ------   ------       ------    ------
     Total revenues                      4,714   11,263        1,658     5,641
                                        ------   ------       ------    ------
     Operating expenses (including $15
       and $110 paid to related parties
       in 1994 and 1993 respectively
       for miscellaneous reimbursements):
        Property taxes                     553    1,167           77       643
        Repairs and maintenance            432      848          160       441
        Management fees and reimbursed
          expenses (paid to related
          parties)                         635      946          217       471
        Insurance                           93      108           52        54
        Utilities                          451    1,072          139       489
        Salaries and wages (including $179
          and $390 paid to related parties
          in 1994 and 1993, respectively)  195      409           58       227
        Professional fees                  554      429          226       166
        Depreciation and amortization    1,636    2,826          524     1,413
        Other                              119      362           61       103
                                        ------   ------       ------    ------
     Total operating expenses            4,668    8,167        1,514     4,007
                                        ------   ------       ------    ------
     Operating income                       46    3,096          144     1,634















                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Operations - continued
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                       Six months ended      Three months ended
                                            June 30,               June 30,
                                        ---------------       -----------------
                                         1994      1993         1994      1993
                                        ------   ------       ------     ------

     Other income and (expense):

       Gain on sale                      1,503       -             -         -
       Interest expense                 (2,558)  (5,690)      (1,412)   (1,183)
                                       -------  -------      -------   -------

     Income/(loss) before extraordinary
       item                             (1,009)  (2,594)      (1,268)     (549)

     Extraordinary item                120,027       (9)     120,051        (1)
                                       -------  -------      -------   -------
     Net income/(loss)                $119,018 $ (2,603)    $118,783  $   (550)
                                       =======  =======      =======   =======




     Income/(loss) before
       extraordinary item per
       limited partnership unit       $  (0.29)$  (0.75)    $  (0.38) $  (0.16)

     Extraordinary item per limited
       partnership unit                  35.26        -        36.08         -
                                       -------  -------      -------   -------
     Net income/(loss) per limited
       partnership unit               $  34.97 $  (0.75)    $  35.70  $  (0.16)
                                       =======  =======      =======   =======
     Distributions per limited
       partnership unit               $      - $      -     $      -  $      -
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

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Unaudited)

                                                     For the Six Months
                                                            Ended
                                                           June 30,
                                                    ----------------------
                                                        1994       1993
                                                      --------   --------
          Cash flows from operating activities:

             Net income/(loss)                      $ 119,018  $  (2,603)
             Adjustments to reconcile
               net income/(loss) to net
               cash provided by operating
               activities:
             Notes receivable premium
               amortization (accretion)                     -        (17)
             Depreciation and amortization              1,636      2,826
             Gain on sale                              (1,503)         -
             Gain from bankruptcy reorganization
               and early extinguishment of debt      (120,027)         -
             Changes in assets and liabilities:
               Increase (decrease) in
                 other liabilities                       (214)        27
               Increase in receivables
                 (including $70 from
                 a related party in 1993)                (246)        (5)
               Increase in advance to related party    (1,000)         -
               Decrease in accounts payable and
                 accrued expenses                        (486)    (1,070)
               Decrease (increase) in other assets       (163)       157
               Decrease in prepaid incentive
                 and transaction fees
                 (paid to a related party)                348        326
               Decrease in legal retainers                  -        443
               Increase in deferred leasing
                 commissions and loan fees               (431)       (23)
               Increase in accrued interest             1,165         -
                                                     --------   --------
           Net cash provided by (used in) operating
             activities                                (1,903)        61
                                                     --------   --------








                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Cash Flows - continued
                                    (in thousands)
                                     (Unaudited)

                                                       For the Six Months
                                                            Ended
                                                           June 30,
                                                    ----------------------
                                                        1994       1993
                                                      --------   --------
          Cash flows from investing activities:
             Proceeds from sale of real estate          1,307          -
             Improvements to real estate                 (313)      (436)
             Decrease (increase) in restricted
               cash                                       (21)      (133)
             Increase in other notes receivable             -        700
                                                     --------   --------
          Cash provided by investing activities           973        131
                                                     --------   --------
          Cash flows from financing activities:
           Borrowings on notes payable                 15,462          -
           Principal payments on notes payable
             and lease obligations                    (14,681)        (9)
                                                     --------   --------
          Net cash provided by (used in) financing
             activities                                   781         (9)
                                                     --------   --------
          Net increase (decrease) in cash and cash
             equivalents                                 (149)       183

          Cash (net of restricted cash), beginning
           of period                                    1,506      2,232
                                                     --------   --------
          Cash (net of restricted cash), end
           of period                                $   1,357  $   2,415
                                                     ========   ========

          Supplemental disclosure of non cash transactions:
             Bankruptcy reorganization and early extinguishment
              of debt:
               Rollout and foreclosure
                 of real estate, net                $  99,867  $       -
                                                     ========   ========
               Extinguishment of debt               $(280,482) $       -
                                                     ========   ========
               Other net assets                     $  60,661  $       -
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

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1994
                                     (Unaudited)

          All fees and allocated expenses due to Glenborough and included in the Partnership's operating expenses for the six months ended June 30, 1994 and 1993 are as follows (in thousands):

                                                         Six months ended
                                                             June 30,
                                                        ------------------
                                                         1994        1993
                                                       --------    --------

          Property management fees                     $  207      $  373
          Reimbursed general and administrative
            expenses                                      428         250
                                                       ------      ------
          Total management fees and reimbursed
            general and administrative expenses        $  635      $  623
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

          The impact of the reorganization is $120,051,000 in extraordinary gain from the bankruptcy reorganization and early extinguishment of debt. The consolidated financial statements include adjustments that arose from the reorganization plan.

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

          As a result of the Chapter 11 filing, a cash collateral agreement was implemented between the Partnership and New West, whereby the Partnership was required to pay to New West monthly, all but $50,000 of the funds remaining in the operating cash accounts as of the last day of the previous month. In accordance with SOP 90-7, such payments have been recognized as interest expense. Net cash paid to Brazos or its agent for interest pursuant to the cash collateral agreement was $1,354,000 in the first half of 1994 with an additional $1,013,000 accrued at June 30, 1994.

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





                                Date:  August 30, 1995