Form 10-Q
period 1995-09-30
GLENBOROUGH LTD
filed 1995-11-14
CIK 790129

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1995

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

        Total number of units outstanding as of September 30, 1995: 2,961,853

          PART I -  FINANCIAL INFORMATION

          Item 1 -  Financial Statements

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (In thousands, except units outstanding)
                                     (Unaudited)


                                              September 30,   December 31,
                                                  1995            1994
                                               ----------      ----------
          Assets
          ------
          Real estate investments, at cost:
            Land                                 $  2,054       $  2,045
            Buildings and improvements             16,173         16,076
                                                 --------       --------
                                                   18,227         18,121

            Less:
              Accumulated depreciation             (3,156)        (2,901)
                                                 --------       --------
          Net real estate investments              15,071         15,220

          Real estate held for sale, net            4,370          4,558

          Other Assets:
            Cash and cash equivalents                 242          2,604
            Receivables                                29             15
            Deferred financing and other fees, net
              of accumulated amortization of $258
              and $205 at September 30, 1995 and
              December 31, 1994, respectively         413            362
            Notes receivable                          460              -
            Prepaid expenses and other assets         162            227
            Deposits                                  169            199
            Investment in joint venture             1,050              -
                                                 --------       --------
          Total assets                           $ 21,966       $ 23,185
                                                 ========       ========







                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Consolidated Balance Sheets - continued
                       (In thousands, except units outstanding)
                                     (Unaudited)


                                                September 30, December 31,
                                                     1995        1994
                                                   --------     --------
          Liabilities and Partners' Equity
          --------------------------------

          Liabilities:
            Notes payable                          16,585         17,160
            Accounts payable                           11             85
            Accrued expenses                          221            496
            Advances from related parties               -             60
            Deposits and other liabilities            148             95
                                                 --------       --------
          Total liabilities                        16,965         17,896
                                                 --------       --------
          Partners' equity:
            General partners                          429            435
            Limited partners, 2,961,853
              units outstanding                     4,572          4,854
                                                 --------       --------
          Total partners' equity                    5,001          5,289
                                                 --------       --------
          Total liabilities and partner's
            equity                              $  21,966       $ 23,185
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

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                       Nine months ended     Three months ended
                                          September 30,         September 30,

                                        ----------------      -----------------
                                         1995      1994         1995      1994
                                        ------   ------        ------    ------
     Revenues:

       Rental                          $  2,224  $ 5,290      $  735    $  671
        Interest and other                  247      172         (28)       76
                                         ------   ------       ------   ------
     Total revenues                       2,471    5,462         707       747
                                         ------   ------       ------   ------
     Expenses:
       Operating  (including $94
        and $414 paid to affiliates
        in the nine months ended
        September 30, 1995 and 1994,
        respectively)                       497    2,470         168       152
       General and administrative
        (including $219 and $500
        paid to affiliates in the nine
        months ended September 30,
        1995 and 1994, respectively)        330    1,073          98       358
       Interest expense                   1,377    2,741         417       183
       Depreciation and amortization        497    1,766         168       130
                                         ------   ------       ------    ------
          Total expenses                  2,701    8,050         851       823


     Loss before other income and
       expense                            (230)   (2,588)       (144)      (76)














                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Operations - continued
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                       Nine months ended     Three months ended
                                         September 30,          September 30,
                                       ----------------       -----------------
                                         1995      1994         1995      1994
                                         ------  ------       ------     ------

     Other income and (expense):

       Gain on sale                          -    1,503            -         -
       Loss on investment in real
        estate                             (58)       -            -         -
                                       -------  -------      -------   -------


     Loss before extraordinary
       item                               (288)  (1,085)        (144)      (76)

     Extraordinary item                      -  119,855            -      (172)
                                       -------  -------      -------   -------
     Net income/(loss)                $   (288)$118,770     $   (144)  $  (248)
                                       =======  =======      =======   =======

     Loss before extraordinary
       item per limited partnership
       unit                           $  (0.10)$  (0.33)    $  (0.05) $  (0.05)

     Extraordinary item per limited
       partnership unit                      -    36.49            -     (0.06)
                                       -------  -------      -------   -------
     Net income/(loss) per limited
       partnership unit               $  (0.10)$  36.16     $  (0.05) $  (0.11)
                                       =======  =======      =======   =======
     Distributions per limited
       partnership unit               $      - $      -     $      -  $      -
                                       =======  =======      =======   =======













             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)
                For the nine months ended September 30, 1995 and 1994
                                     (Unaudited)


                                                                   Total
                                           General    Limited    Partners'
                                           Partner    Partners    Equity
                                         ----------  ---------- ----------
          Consolidated balance,
             December 31, 1993          $  (2,234)   $(110,034) $(112,268)

             Net income                     2,697      116,073    118,770
                                         ---------    ---------  ---------
          Consolidated balance,
             September 30, 1994         $     463    $   6,039  $   6,502
                                         =========    =========  =========



          Consolidated balance,
             December 31, 1994          $     435    $   4,854  $   5,289

             Net loss                          (6)        (282)      (288)
                                         ---------    ---------  ---------
          Consolidated balance,
             September 30, 1995         $     429    $   4,572  $   5,001
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

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Unaudited)

                                                      For the nine months
                                                             ended
                                                         September 30,
                                                     ----------------------
                                                        1995       1994
                                                      --------   --------
          Cash flows from operating activities:

             Net income/(loss)                       $   (288)  $118,770
             Adjustments to reconcile net
               income/(loss) to net cash
               used in operating activities:
             Depreciation and amortization                497      1,766
             Gain on sale                                   -     (1,503)
             Gain from bankruptcy reorganization
               and early extinguishment of debt             -   (119,855)
             Changes in assets and liabilities:
               Increase (decrease) in other liabilities    53       (294)
               Increase in receivables                     (7)         -
               Decrease in accounts payable and
                 accrued expenses                        (380)      (457)
               Decrease in advance from related
                 parties                                  (60)    (1,000)
               Decrease (increase) in prepaid expenses
                 and other assets                          65       (309)
               Decrease in deposits                        30          -
               Decrease in prepaid incentive
                 and transaction fees (paid to a
                 related party)                             -        348
               Increase in deferred financing and
                 other fees                              (105)      (575)
               Increase in accrued interest                31        108
                                                      -------    -------
           Net cash used in operating activities         (164)    (3,001)
                                                      -------    -------













                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Cash Flows - continued
                                    (in thousands)
                                     (Unaudited)
                                                      For the nine months
                                                             ended
                                                         September 30,
                                                     ----------------------
                                                        1995       1994
                                                      --------   --------
          Cash flows from investing activities:
             Investment in joint venture               (1,050)         -
             Proceeds from sale of real estate              -      1,307
             Improvements to real estate                 (106)      (326)
             Gross decrease in restricted cash              -        (35)
             Increase in interest receivable               (7)         -
             Purchase of and increase in notes
              receivable                               (2,601)         -
             Collections on notes receivable            2,141          -
                                                    ---------  ---------
          Cash provided by (used in) investing
           activities                                  (1,623)       946
                                                    ---------  ---------
          Cash flows from financing activities:
           Borrowings on notes payable                  1,200     15,912
           Principal payments on notes payable         (1,775)   (15,024)
                                                    ---------  ---------
          Cash provided by (used in) financing
            activities                                   (575)       888
                                                    ---------  ---------
          Net decrease in cash and cash equivalents    (2,362)    (1,167)

          Cash and cash equivalents, beginning
           of period                                    2,604      1,506
                                                    ---------  ---------
          Cash and cash equivalents, end
           of period                                $     242  $     339
                                                    =========  =========
          Supplemental disclosure of cash flow
           information:
             Cash paid for interest                 $   1,346  $   2,632
                                                    =========  =========
          Supplemental disclosure of non cash
           transactions:
             Bankruptcy reorganization and early
               extinguishment of debt:
                 Rollout and foreclosure of real
                   estate, net                      $       -  $  99,867
                                                    =========  =========
                 Extinguishment of debt             $       -  $(280,482)
                                                    =========  =========
                 Other net assets                   $       -  $  60,661
                                                    =========  =========


             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1995
                                     (Unaudited)

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

          On September 6, 1995, West made an $1,050,000 investment in an unconsolidated joint venture, GRC Airport Associates. Since West's 31% (of current limited partners contribution) investment in this joint venture is less than 50%, the Partnership accounts for this joint venture on an equity method.

          After the redemption of units as part of the reorganization plan, the general partners now hold a 2.27% share of the Partnership's net income or loss and distributions. Conversely, the limited partners now hold a 97.73% share of the partnership's net income or loss and distributions.

          Note 2.   SIGNIFICANT ACCOUNTING POLICY
                    -----------------------------
          In the opinion of Glenborough Realty Corporation, the managing general partner, the accompanying unaudited financial statements

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Glenborough Partners, A California Limited Partnership as successor to Glenborough Limited pursuant to Rule 15d-5 (the "Partnership"), at September 30, 1995 and December 31, 1994, and the related statements of operations for the nine and three months ended September 30, 1995 and 1994, and statements of partners' equity (deficit) and the statements of cash flows for the nine months ended September 30, 1995 and 1994.

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

          For financial reporting purposes, 2,961,853 and 3,209,622 weighted average units were outstanding to limited partners for the nine months ended September 30, 1995 and 1994, respectively. Net income (loss) per unit in 1995 and 1994 is derived by dividing 97.73% and 98.01%, respectively of the net income (loss) by the respective weighted average number of units outstanding to the limited partners.

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

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          All fees and allocated expenses due to Glenborough and included in the Partnership's operating expenses for the nine months ended September 30, 1995 and 1994 are as follows (in thousands):

                                                         Nine months ended
                                                           September 30,
                                                        ------------------
                                                         1995        1994
                                                       --------    --------

          Property management fees                     $   81      $  222
          Reimbursed general and administrative
            expenses                                      219         500
                                                       ------      ------
          Total management fees and reimbursed
            general and administrative expenses        $  300      $  722
                                                       ======      ======

          In the first nine months of 1995, Glenborough was reimbursed $13,000 for salaries and wages of on-site management, maintenance and landscape employees.

          In the first nine months of 1994: (i) Glenborough was reimbursed $192,000 for salaries and wages of on-site management, maintenance and landscape employees and $32,000 for miscellaneous reimbursements; (ii) Glenborough was paid $36,000 for leasing commissions which were capitalized and are amortized over the terms of the related leases; and (iii) Glenborough was paid $962,000 for transaction fees on the reorganization discussed in
          Note 12 below.

          Note 6.  REAL ESTATE HELD FOR SALE
                   -------------------------
          The Partnership has Rosemead Springs up for sale. This property was in escrow through mid 1995 but fell out of escrow due to the potential buyer's change in internal operating plans. The Partnership continues to hold this property for sale.

          Note 7.  NOTE RECEIVABLE FROM AFFILIATES
                   -------------------------------
          On March 28, 1995, GPA West purchased a $1,908,000 mortgage note receivable from California Federal Bank ("CalFed"), secured by a first deed of trust on a property owned by a partnership with the same general partner as the Partnership. This transaction was funded from the proceeds of a 1994 property sale. The CalFed mortgage note had been modified and converted into a demand note retroactive to March 28, 1995, bearing interest at two percentage

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          points plus the prime lending rate with principal and interest due when the note is called. This note was repaid in May 1995.

          Note 8.  NOTES RECEIVABLE
                   ---------------
          On February 24, 1995, Glenborough Partners advanced $125,000 to an unaffiliated partnership in return for a promissory note which bore interest at a rate of twelve percent (12%) per annum. The Partnership received a loan fee of $12,500 at the time the funds were advanced which was recognized as other income. Total principal and interest was due on the April 25, 1995 maturity date but was extended to July 28, 1995.

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

          On June 12, 1995, the Partnership advanced $48,000 to another unaffiliated partnership in return for a promissory note which also bore interest at a rate of twelve percent (12%) per annum and matured September 30, 1995. The Partnership received a loan fee of $2,000 at the time the funds were advanced which has been recognized as other income. This note was paid off in September 1995.

          In  July  1995, the  Partnership  entered  into  an agreement  to purchase a $925,000 note receivable from an unaffiliated partnership for $460,000. The note accrues interest at a rate of eight percent (8%) per annum, payable in predetermined quarterly amounts. The difference between the interest accrued and the quarterly predetermined amounts payable is deferred and due at the note's August 28, 1997 maturity.

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

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1995
                                     (Unaudited)



          Note 9.  NOTES PAYABLE
                   -------------
          In May 1995, the $2,500,000 note payable secured by the Rosemead Springs property matured. The Partnership made a $1,500,000 principal paydown in June 1995 from reserves originating from the proceeds from a December 1994 property sale. The remaining $1,000,000 note balance was extended to mature October 1995.

          On September 6, 1995, management negotiated a change in the terms of the loan agreement, allowing the Partnership to draw an additional $1,200,000 to fund the investment in the GRC Airport Associates joint venture discussed above. The resulting $2,200,000 note payable balance, secured by the Rosemead Springs property and the Partnership's investment interest in the joint venture (see Note 11), requires monthly interest only payments at 1.25% points over the Mid-Peninsula Bank Base Rate. This debt matures on April 15, 1996.

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

          Note 10. LOSS ON INVESTMENT IN REAL ESTATE
                   ---------------------------------
          In order for the Partnership to obtain free and clear title from Brazos, the previous mortgage holder on the properties known as the J.I. Case and Navistar buildings, the Partnership made a $1,000,000 principal paydown on a note payable on behalf of an affiliated partnership. Financing for the J.I.Case and Navistar buildings was extremely difficult to find in the current market, so as an inducement for the lender to finance this release price purchase, the Partnership paid down a portion of an unconsolidated affiliate's note payable in good faith. In December 1994, the Partnership and the affiliated partnership, UCT Associates, A California Limited Partnership ("UCT") agreed that the $1,000,000 paid by the Partnership and any subsequent

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          payments on behalf of UCT was an investment in UCT. Coupled with that, Robert Batinovich contributed his limited partner interest in the profits and losses of UCT. This gave the Partnership a 45% non-voting limited partner interest, a 99% allocation of future income and losses, and an economic interest in any future upside of this property, without exposure to any loss. This was made possible after Glenborough waived a portion of its potential transaction fees on the disposition of properties in 1994.

          As of December 31, 1994, the General Partner believed that there is no real equity in UCT, therefore the $58,000 in additional costs paid in 1995 on the behalf of UCT was recognized as a loss on investment in real estate while the Partnership's share of UCT's net loss in 1995 will be recognized only to the extent of any income previously recognized.

          Note 11. INVESTMENT IN JOINT VENTURE
                   ---------------------------
          On September 6, 1995, the Partnership made an $1,050,000 investment in a joint venture, GRC Airport Associates. Since the Partnership's 31% (of current limited partners' contributions) investment in this joint venture is less than 50%, the Partnership accounts for this joint venture on an equity method. On October 10, 1995, the joint venture purchased a 216,000 square feet industrial warehouse in San Bruno, California for $9,225,000. This transaction was financed through the capital contributions of the joint venture partners, the assumption of the existing first deed of trust for $5,264,000 and the creation of second and third deeds of trust for $3,705,000.

          Note 12. GAIN ON SALE
                   ------------
          On February 4, 1994, the Partnership sold the Coherent Auburn property to the tenant for $3,650,000. After paying approximately $93,000 for other fees, $500,000 for the Brazos' release of the Rosemead Springs Business Park, and $750,000 for Brazos' release of Burlingame Plaza, the Partnership applied most of the remaining proceeds towards Brazos' lien release price for four properties known as the J.I. Case and Navistar buildings. The gain on sale was $1,503,000.

          Note 13. EXTRAORDINARY ITEM
                   ------------------
          On May 21, 1992, GOCO Realty Fund I, now known as GPA, Ltd., the partnership holding and operating the Partnership's real property, filed a petition in the United States Bankruptcy Court for the Northern District of California (the "Court") for reorganization under Chapter 11 of the Federal Bankruptcy Code.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          On January 13, 1994, GPA Ltd., entered a plan of reorganization with the Court. The plan was confirmed by the Court and the plan became effective January 24, 1994. A brief description of the principal points of the plan is incorporated by reference to the Partnership's December 31, 1994 Form 10-K.

          The impact of the reorganization is a $119,885,000 extraordinary gain from the bankruptcy reorganization and early extinguishment of debt in the nine months ended September 30, 1994.

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

          The following discussion addresses the Partnership's financial condition at September 30, 1995 and its results of operations for the nine months ended September 30, 1995 and 1994. This information should be read in conjunction with the Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

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

          In June 1995, the Partnership advanced $48,000 to an unaffiliated partnership in exchange for a promissory note bearing interest at a rate of twelve percent (12%) per annum. Upon funding this advance, the Partnership received a loan fee of $2,000. This note was paid off in September 1995.

          In the nine months ending September 30, 1995, the Partnership reduced its accrued expenses by paying its outstanding tax and audit fees, primarily relating to the analysis and accounting of the plan of reorganization discussed in Note 1, Notes to Consolidated Financial Statements.

          The Partnership's $242,000 cash and cash equivalents balance at September 30, 1995 is believed by management to be sufficient to meet near term operating requirements and cover its September 30, 1995, $232,000 balance in accounts payable and accrued expenses.

          During the nine months ended September 30, 1995, the Partnership experienced negative cash flow from operations after debt service payments and capital and tenant improvements. Short-term prospects for liquidity and capital resources remain somewhat problematic since one of the Partnership's current properties, Rosemead Springs is substantially vacant, but is currently held for sale. Its related $2,500,000 note payable matured in May 1995, but was partially paid down to $1,000,000 in June 1995. In September 1995, management negotiated a change in the terms of the loan agreement, allowing the Partnership to draw an additional $1,200,000 to fund the investment in the GRC Airport Associates joint venture (see Note 11, Notes to Consolidated Financial Statements). The resulting $2,200,000 note payable balance requires monthly interest only payments at 1.25% points over the Mid-Peninsula Bank Base Rate. This debt matures on April 15, 1996. Until Rosemead is sold, management anticipates that, assuming no new leasing at Rosemead, the Partnership's near-term cash flow will continue to be negative.

          Management is aggressively seeking new tenants and pursuing renewals of existing leases as they expire for its multi-tenant Bond Street and Rosemead Springs buildings. Rosemead continues to be held for sale despite the potential buyer's change in plans and their decision not to purchase the property. Absent a sale or dramatic improvement in local economic conditions and demand for commercial space in and around the Rosemead property, management anticipates rent concessions and lower effective rental rates. As always, the Partnership remains vulnerable to a variety of other factors beyond the Partnership's control, that may adversely affect capital resources and liquidity, such as excess supply in relation to demand, increases in unemployment, population shifts, levels of corporate activity, zoning changes and changes in tenant's needs.

          Management continues to explore other opportunities where it may invest its capital resources in order to maximize return to investors.

          The Partnership suspended its distributions in 1990 in an attempt to increase liquidity and capital resources for tenant and capital improvements, leasing commissions, refinancing costs, and increasing debt service payments. As of November 10, 1995, distributions remain suspended and at this time, management is unable to predict when they may be resumed.

          RESULTS OF OPERATIONS

          Total revenues and expenses decreased in all areas except interest and other revenues during the nine and three months ended September 30, 1995 compared to the nine and three months ended September 30, 1994 due to the transferring of all but six ofthe remainingproperties backtothe lenderin the1994 loanworkout.

          Interest and other revenue increased during the nine months ended September 30, 1995 over the same period ended September 30, 1994 largely resulting from the loan fees received upon the advances to unaffiliated partnerships discussed above and from property tax refunds from successful property tax appeals on its current properties. The decrease in interest and other for the three months ended September 30, 1995 compared to the three months ended September 30, 1994 is due to the Partnership's requirement to forward to the lender any refunds received relating to the properties transferred back to the lender in the 1994 loan workout.

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

                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP




       By:                                 By:          Glenborough     Realty
       Corporation,
            Robert Batinovich                   its Managing General Partner
                 General Partner


       Date:                                    By:

                                                     Robert Batinovich
                                                     President and
                                                     Chairman of the Board


                                                Date:


                                                By:

                                                     Andrew Batinovich
                                                     Executive Vice President,
                                                     Chief Financial Officer
                                                     and Director


                                                Date:










                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP




       By:  /s/ Robert Batinovich          By:          Glenborough     Realty
       Corporation,
           Robert Batinovich                    its Managing General Partner
           General Partner


       Date:                                    By:  /s/ Robert Batinovich

                                                     Robert Batinovich
                                                     President and
                                                     Chairman of the Board


                                                Date:


                                                By:  /s/ Andrew Batinovich

                                                     Andrew Batinovich
                                                     Executive Vice President,
                                                     Chief Financial Officer
                                                     and Director


                                                Date: