Form 10-Q
period 1996-03-31
GLENBOROUGH PARTNERS A CALIFORNIA LP
filed 1996-05-22
CIK 790129

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

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

          Total number of units outstanding as of March 31, 1996: 2,961,853

                              NO EXHIBIT INDEX REQUIRED

          PART I -  FINANCIAL INFORMATION

          Item 1 -  Financial Statements

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (In thousands, except units outstanding)
                                     (Unaudited)


                                                  March 31,   December 31,
                                                     1996         1995
                                                  ----------   ----------
          Assets
          ------
          Real estate investments, at cost:
            Land                                 $    483       $    483
            Buildings and improvements              2,781          2,778
                                                 --------       --------
                                                    3,264          3,261

            Less:
              Accumulated depreciation                (94)           (75)
                                                 --------       --------
          Net real estate investments               3,170          3,186

          Real estate held for sale, net            4,315          4,307

          Other Assets:
            Cash and cash equivalents                 488            812
            Receivables                                22             19
            Due from affiliate                        ---            235
            Deferred financing and other fees,
              net of accumulated amortization
              of $227 and $219 at March 31, 1996
              and December 31, 1995, respectively      57             64
            Note receivable                             9             14
            Prepaid expenses and other assets          36              4
            Deposits                                  536            128
            Investment in unconsolidated joint
              ventures                              1,071          1,063
            Investment in affiliated partnership      ---            ---
                                                 --------       --------
          Total assets                           $  9,704       $  9,832
                                                 ========       ========






                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Consolidated Balance Sheets - continued
                       (In thousands, except units outstanding)
                                     (Unaudited)


                                                  March 31,   December 31,
                                                     1996        1995
                                                   --------     --------
          Liabilities and Partners' Equity
          --------------------------------

          Liabilities:
            Notes payable                        $  5,035       $  5,035
            Accounts payable and accrued expenses     146            146
            Deposits and other liabilities             35             43
                                                 --------       --------
          Total liabilities                         5,216          5,224
                                                 --------       --------
          Partners' equity:
            General partners                          417            420
            Limited partners, 2,961,853
              units outstanding                     4,071          4,188
                                                 --------       --------
          Total partners' equity                    4,488          4,608
                                                 --------       --------
          Total liabilities and partner's
            equity                               $  9,704       $  9,832
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

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                     1996           1995
                                                   --------      --------
          Revenues:

              Rental                              $     193      $    747
              Interest and other                          5            38
                                                   --------      --------
          Total revenues                                198           785
                                                   --------      --------
          Expenses:

            Operating (including $15 and $37 paid
              to affiliates in 1996 and 1995,
              respectively)                             134           164
            General and administrative (including
              $55 and $72 paid to affiliates in
              1996 and 1995, respectively)               70            86
            Depreciation and amortization                27           167
            Interest expense                            118           491
                                                   --------      --------
          Total expenses                                349           908
                                                   --------      --------
          Loss before other income/(expenses)          (151)         (123)

          Other income/(expense):

            Equity income (loss) on investment
             in unconsolidated joint ventures            31           ---
            Loss on investment in joint venture         ---           (59)
                                                   --------      --------
            Net loss                              $    (120)     $   (182)
                                                   ========      ========


          Net loss per limited partnership unit   $   (0.04)     $  (0.06)
                                                   ========      ========
          Distributions per limited
            partnership unit                      $     ---      $    ---
                                                   ========      ========






             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)
                  For the three months ended March 31, 1996 and 1995
                                     (Unaudited)


                                                                   Total
                                           General    Limited    Partners'
                                           Partner    Partners    Equity
                                         ----------  ---------- ----------
          Consolidated balance,
             December 31, 1994          $     435    $   4,854  $   5,289

             Net loss                          (4)        (178)      (182)
                                        ---------    ---------  ---------
          Consolidated balance,
             March 31, 1995             $     431    $   4,676  $   5,107
                                        =========    =========  =========



          Consolidated balance,
             December 31, 1995          $     420    $   4,188  $   4,608

             Net loss                          (3)        (117)      (120)
                                        ---------    ---------  ---------
          Consolidated balance,
             March 31, 1996             $     417    $   4,071  $   4,488
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

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Unaudited)

                                                      For the Three Months
                                                             Ended
                                                           March 31,
                                                     ----------------------
                                                        1996       1995
                                                      --------   --------
          Cash flows from operating activities:
             Net loss                                  $  (120)   $  (182)
             Adjustments to reconcile net loss
               to net cash used for operating
               activities:
             Depreciation and amortization                  27        167
             Equity (income) loss on investment
               in unconsolidated joint ventures            (31)       ---
             Distribution from unconsolidated
               joint ventures                               23        ---
             Changes in assets and liabilities:
               Other liabilities                            (8)       ---
               Receivables                                  (3)         3
               Accounts payable and accrued
                 expenses                                  ---        (15)
               Advance from related parties                ---        (60)
               Prepaid expenses and other assets           (32)        37
               Deferred financing and other fees            (1)        (1)
               Increase in accrued interest                ---         42
                                                       -------    -------
           Net cash used for operating activities         (145)        (9)
                                                       -------    -------




















                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Cash Flows - continued
                                    (in thousands)
                                     (Unaudited)

                                                    For the Three Months
                                                            Ended
                                                           March 31,
                                                     ----------------------
                                                        1996       1995
                                                      --------   --------
          Cash flows from investing activities:
             Decrease in amount due from affiliate   $    235    $    ---
             Improvements to real estate                  (11)        (86)
             Increase (decrease) in interest
              receivable                                  ---         (19)
             Decrease (increase) in other notes
              receivable                                    5      (2,033)
             Increase in deposits                        (408)        ---
                                                     --------    --------
          Cash used for investing activities             (179)     (2,138)
                                                     --------    --------
          Net decrease in cash and cash equivalents      (324)     (2,272)

          Cash and cash equivalents, beginning
           of period                                      812       2,604
                                                     --------    --------
          Cash and cash equivalents, end
           of period                                 $    488    $    332
                                                     ========    ========

          Supplemental disclosure of cash flow
           information:
             Cash paid for interest                  $    119    $    450
                                                     ========    ========


















             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Note 1.   SUMMARY OF ORGANIZATION
                    -----------------------
          Glenborough Partners, A California Limited Partnership ("Partners") is the successor to Glenborough Limited, A California Limited Partnership pursuant to section 15d-5 of the Securities Exchange Act of 1934.

          On May 21, 1992, GOCO Realty Fund I, the partnership holding and operating the Partnership's real property (including its related Brazos Debt), filed a petition in the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the Federal Bankruptcy Code. On January 13,
          1994, a plan of reorganization was filed with the Bankruptcy court which became effective January 24, 1994. This partnership has been renamed GPA Ltd., A California Limited Partnership ("GPA").

          The general partners of both Partners and GPA are Glenborough Corporation, a California corporation (formerly known as Glenborough Realty Corporation) and Robert Batinovich (collectively "Glenborough" or "General Partner"). Glenborough Corporation is the managing general partner of the Partnership. Glenborough Partners is the sole limited partner of GPA.

          To facilitate the Partnership's holding and transfer of real property as set forth under the plan of reorganization, two partnerships were created in February 1994: (i) GPA West, L.P. ("West"); and (ii) GPA Industrial, L.P. ("Industrial"). A third subsidiary partnership, GPA Bond L.P.("Bond"), was created in December 1994 to hold and operate a property purchased on December 29, 1994.

          Through December 31, 1995, all three partnerships were subsidiaries of GPA. The general partners of each of these partnership's were Glenborough Corporation and Robert Batinovich while the sole limited partner of each was GPA. On December 31, 1995, the Partnership contributed Industrial and its four properties to an affiliated partnership, Glenborough Properties, L.P. (the operating partnership of Glenborough Realty Trust Incorporated, a real estate investment trust managed by affiliates of the Partnership) in exchange for 542,333 limited partnership units. The debt securing the properties owned by Industrial was assumed by the acquiring partnership. As a result, Industrial ceased to be a subsidiary at the end of calendar year 1995.

          On  September 6, 1995, West  made an $1,050,000  investment in an
          unconsolidated  joint venture,  GRC  Airport Associates.    Since

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          West's 31% (of current limited partners contributions) investment in this joint venture is less than 50%, the Partnership accounts for this joint venture on an equity method.

          Note 2.   SIGNIFICANT ACCOUNTING POLICY
                    -----------------------------
          In the opinion of Glenborough Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Glenborough Partners, A California Limited Partnership (the "Partnership"), at March 31, 1996 and December 31, 1995, and the related statements of operations, statements of partners' equity (deficit) and the statements of cash flows for the three months ended March 31, 1996 and 1995.

          Certain  items  in  the  1995  financial  statements  have   been
          reclassified  to   conform  to   the  1996   financial  statement
          presentation.

          Note 3.   REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                    -----------------------------------------------
          These   unaudited  financial   statements  should   be   read  in
          conjunction with the Notes to Consolidated Financial Statements included in the 1995 audited financial statements.

          Note 4.   NET LOSS PER LIMITED PARTNERSHIP UNIT
                    -------------------------------------
          Pursuant to the Glenborough Partners and GPA Ltd. partnership agreements, the general partners hold a 2.27% share of the partnership's net income or loss and distributions. This percentage is derived from the general partners' 1% direct interest in GPA Ltd. and a 1.27% indirect interest through their 1.28% general partner interest in Glenborough Partners' 99% interest in GPA Ltd.

          For financial reporting purposes, 2,961,853 weighted average units were outstanding to limited partners for the three months ended March 31, 1996 and 1995. Net loss per unit in 1996 and 1995 is derived by dividing 97.73% of the net loss by the weighted average number of units outstanding to the limited partners.

          Note 5.   RELATED PARTY TRANSACTIONS
                    --------------------------
          In  accordance   with  the   Limited  Partnership   and  Property
          Management Agreements, the Partnership paid its general  partner,

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Glenborough Corporation ("Glenborough") compensation for services provided to the Partnership and management of the Partnership's assets.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          All fees and allocated expenses due to Glenborough and included in the Partnership's operating expenses for the three months ended March 31, 1996 and 1995 are as follows (in thousands):

                                                        Three months ended
                                                            March 31,
                                                        ------------------
                                                         1996        1995
                                                       --------    --------

          Property management fees                     $   10      $   29
          Property management
            salaries (reimbursed)                           5           8
                                                       ------      ------
          Total property management
            fees and salaries                          $   15      $   37
                                                       ======      ======

          The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $55,000 and $72,000 for such expenses during the three months ended March 31, 1996 and 1995, respectively.

          Note 6.  DEPOSITS
                   --------
          Through March 31, 1996, the Partnership had incurred $24,000 in costs and $500,000 in purchase deposits for the possible purchase of a lodging property. In May 1996, the Partnership's offer was overbid in a bankruptcy court action procedure and $500,000 in purchase deposits plus accrued interest was refunded to the Partnership. The Partnership anticipates receiving the remaining $24,000 plus accrued interest and additional costs incurred subsequent to March 31, 1996 under a breakup fee to which the Partnership is partly entitled, which will more than cover the Partnership's costs incurred.

          Note 7.  INCOME (LOSS)  ON  INVESTMENT  IN  UNCONSOLIDATED  JOINT
                   VENTURES
                   -------------------------------------------------------
          GRC Airport Associates:
          On  September   6,  1995,  the  Partnership   made  a  $1,050,000
          investment in an unconsolidated joint venture, GRC Airport Associates. Since the Partnership's 31% (of current limited partners' contributions) investment in this joint venture is less

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          than 50%, the Partnership accounts for this joint venture on an equity method. On October 10, 1995, the joint venture purchased a 216,000 square foot industrial warehouse in San Bruno, California for $9,225,000. The Partnership's share of this joint venture's net income was $31,000 during the three months ended March 31, 1996.

          University Club Tower:
          In 1994, the Partnership made a $1,000,000 principal paydown on a note payable for an affiliated partnership, University Club Tower ("UCT"). This was to assist the Partnership obtaining free and clear title from Brazos (the previous lender) on the four buildings acquired by Industrial. Financing for the four buildings was extremely difficult to find in the 1993/1994 market so as an inducement for the lender to finance this release price purchase, the Partnership paid down a porion of UCT's note payable in good faith.

          In December 1994, the Partnership and UCT agreed that the $1,000,000 paid by the Partnership in 1994 on behalf of UCT would be an investment in UCT. This gave the Partnership a 45% non-voting limited partner interest, a 99% allocation of future income and losses, and an economic interest in any future upside of this partnership, without exposure to any loss. As such, the Partnership accounts for this investment in joint venture using the equity method.

          At December 31, 1994, the General Partner believed that there was no real equity in UCT, therefore the $1,000,000 invested in UCT in 1994 plus $59,000 in additional costs paid in 1995 on behalf of UCT were recognized as losses on investment in joint venture in their respective years. Future losses will be recognized only to the extent of any income previously recognized.

          Note 8.  INVESTMENT IN AFFILIATED PARTNERSHIP
                   ------------------------------------
          On December 31, 1995, the Partnership contributed Industrial and its four properties to an affiliated partnership, Glenborough Properties, L.P. (the operating partnership of Glenborough Realty Trust Incorporated, a real estate investment trust managed by affiliates of the Partnership) in exchange for 542,333 limited partnership units. The debt securing the properties owned by Industrial was assumed by the acquiring partnership. The net assets contributed to the operating partnership had a net book value of zero. Since the Partnership holds a 13% interest in Glenborough Properties, L.P., the Partnership will account for its investment using the cost method.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Glenborough Properties, L.P. declared and paid a first quarter 1996 distribution in April 1996, resulting in a cash distribution to the Partnership of $163,000.

          Item 2.  Management's   Discussion  and   Analysis  of  Financial
                   Condition and Results of Operations.

          INTRODUCTION

          The following discussion addresses the Partnership's financial condition at March 31, 1996 and its results of operations for the three months ended March 31, 1996 and 1995. This information should be read in conjunction with the Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

          LIQUIDITY AND CAPITAL RESOURCES

          On December 31, 1995, the Partnership contributed GPA Industrial, L.P., and its four properties to an affiliated partnership, Glenborough Properties L.P. (the operating partnership of Glenborough Realty Trust Incorporated, a real estate investment trust managed by affiliates of the Partnership) in exchange for 542,333 limited partnership units or 13% of the units in that partnership. The debt securing the properties owned by GPA Industrial, L.P. was assumed by the acquiring partnership. As a result, Industrial ceased to be a subsidiary of the Partnership at the end of 1995. The net assets contributed to the operating partnership had a net book value of zero. Since the Partnership holds a 13% interest in Glenborough Properties, L.P., the Partnership will account for its investment using the cost method.

          Dependent upon certain events and occurrences, the Partnership s units in Glenborough Properties, L.P. may in the future be converted to shares in Glenborough Realty Trust Incorporated. In the short term, it is projected that Glenborough Properties, L.P. will make distributions at $1.20 per limited partnership unit for 1996 which would be greater than the cash flow (after debt service payments) the Partnership would have received had it retained GPA Industrial L.P. In April 1996, Glenborough Properties, L.P. declared and paid a first quarter 1996 distribution, resulting in $163,000 to the Partnership.

          The Partnership's $488,000 cash and cash equivalent balance at March 31, 1996 is believed by management to be sufficient to meet near term operating requirements and cover its March 31, 1996, $146,000 balance in accounts payable and accrued expenses.

          Operationally, management is aggressively seeking new tenants and pursuing renewals of existing leases as they expire for its multi-tenant Bond Street Building. Rosemead currently is under contract to be sold. Absent a sale or dramatic improvement in local economic conditions and demand for commercial space in and around the Rosemead property, management anticipates rent concessions and lower effective rental rates. As always, the Partnership remains vulnerable to a variety of other factors beyond the Partnership's control, that may adversely affect capital resources and liquidity, such as excess supply in relation to demand, increases in unemployment, population shifts, levels of corporate activity, zoning changes and changes in tenant's needs.
          The Partnership's $2,200,000 debt, secured by the Rosemead property, has matured in the first quarter of 1996 but has been extended under existing terms until the disposition of the Rosemead property is completed.

          Management has and continues to explore other opportunities where it may invest its capital resources in order to maximize return to investors. As of March 31, 1996, the Partnership had incurred $24,000 in costs and $500,000 in purchase deposits for the possible purchase of a lodging property. In May 1996, the Partnership's offer was overbid in a bankruptcy court action procedure and $500,000 in purchase deposits plus accrued interest was refunded to the Partnership. The Partnership anticipates receiving the remaining $24,000 plus accrued interest and additional costs incurred subsequent to March 31, 1996 under a breakup fee to which the Partnership is partly entitled, which will more than cover the Partnership's costs incurred.

          The Partnership suspended its distributions in 1990 in an attempt to increase liquidity and capital resources for tenant and capital improvements, leasing commissions, refinancing costs, and increasing debt service payments. As of May 10, 1996, distributions remain suspended and at this time, management is unable to predict when they may be resumed.

          RESULTS OF OPERATIONS

          Total revenues and operating expenses decreased in all areas during the three months ended March 31, 1996 compared to the three months ended March 31, 1995 due to the contribution of GPA Industrial and its four properties into an affiliated partnership at December 31, 1995, as discussed above.

          Interest and other revenue decreased during the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995 due to the loan fee received by the Partnership for the short-term loan to an affiliate in 1995.

          Operating, general and administrative, and interest expenses decreased during the three months ended March 31, 1996 compared to the same period in 1995 due to the contribution of GPA Industrial and its related properties along with its debt to an affiliated partnership at December 31, 1995.

          Depreciation and amortization has shown a dramatic decrease from the three months ended March 31, 1995 to the three months ended March 31, 1996. This is a result of the Partnership's contribution of GPA Industrial, discussed above, and the ceasing of depreciation on the Rosemead property while it is held for sale.

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

                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP




       By:   /s/ Robert Batinovich         By:  Glenborough Corporation,
            Robert Batinovich                   a California corporation,
            General Partner                     (formerly known as
                                                Glenborough Realty Corporation)
                                                its Managing General Partner



                                                By:    /s/ Andrew Batinovich
                                                     Andrew Batinovich
                                                     Chief Executive Officer and
                                                     Chairman of the Board




                                                By:     /s/ Terri Garnick
                                                     Terri Garnick
                                                     Chief Financial Officer






                                 Date:  May 13, 1996