Form 10-Q
period 1996-06-30
GLENBOROUGH PARTNERS A CALIFORNIA LP
filed 1996-08-14
CIK 790129

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                          OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                           Commission File Number: 33-3657


                                GLENBOROUGH PARTNERS,
                            A CALIFORNIA LIMITED PARTNERSHIP
                -----------------------------------------------------
                (Exact name of Registrant as specified in its charter)


                    California                       94-3193010
          -------------------------------          ----------------
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)

             400 South El Camino Real,
                    Suite 1100
               San Mateo, California                    94402
               ---------------------                 ------------
               (Address of principal                  (Zip Code)
                executive offices)

                                   (415)  343-9300
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

           Total number of units outstanding as of June 30, 1996: 2,910,899

                              NO EXHIBIT INDEX REQUIRED

          PART I -  FINANCIAL INFORMATION

          Item 1 -  Financial Statements

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (In thousands, except units outstanding)
                                     (Unaudited)

                                                   June 30,   December 31,
                                                     1996         1995
                                                  ----------   ----------
          Assets
          ------
          Real estate investments, at cost:
            Land                                 $    483       $    483
            Buildings and improvements              2,781          2,778
                                                 --------       --------
                                                    3,264          3,261

            Less:
              Accumulated depreciation               (114)           (75)
                                                 --------       --------
          Net real estate investments               3,150          3,186

          Real estate held for sale, net            4,315          4,307

          Other Assets:
            Cash and cash equivalents               1,060            812
            Receivables                                26             33
            Due from affiliate                        ---            235
            Deferred financing and other fees,
              net of accumulated amortization
              of $235 and $219 at June 30, 1996
              and December 31, 1995, respectively      55             64
            Prepaid expenses and other assets          31            132
            Investment in unconsolidated joint
              ventures                              1,048          1,063
            Investment in affiliated partnerships     299            ---
                                                 --------       --------
          Total assets                           $  9,984       $  9,832
                                                 ========       ========





                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Consolidated Balance Sheets - continued
                       (In thousands, except units outstanding)
                                     (Unaudited)

                                                   June 30,   December 31,
                                                     1996        1995
                                                   --------     --------
          Liabilities and Partners' Equity
          --------------------------------

          Liabilities:
            Notes payable                        $  5,022       $  5,035
            Accounts payable and accrued
             expenses                                 197            146
            Deposits and other liabilities            135             43
                                                 --------       --------
          Total liabilities                         5,354          5,224
                                                 --------       --------
          Partners' equity:
            General partners                          422            420
            Limited partners, 2,910,899 and
              2,961,853 units outstanding at
              June 30, 1996 and December 31,
              1995, respectively                    4,208          4,188
                                                 --------       --------
          Total partners' equity                    4,630          4,608
                                                 --------       --------
          Total liabilities and partners'
            equity                               $  9,984       $  9,832
                                                 ========       ========




















             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)
                                           Three months        Six months
                                               ended              ended
                                             June 30,           June 30,
                                         1996       1995      1996      1995
                                        -------    -------   -------  -------
      Revenues:
        Rental income                    $  192   $   763   $   385  $ 1,510
        Income from investment in
         affiliated partnerships            162       ---       162      ---
        Interest and other income           237       215       242      253
                                         -------  -------   -------  -------
             Total revenues                 591       978       789    1,763
                                         -------  -------   -------  -------
      Expenses:
        Operating (including $29 and
         $63 paid to affiliates in
         1996 and 1995, respectively)       168       183       301      347
        General and administative
         (including $110 and $145 paid
         to affiliates in 1996 and
         1995, respectively)                 84       128       154      214
        Depreciation and amortization        28       161        55      328
        Interest expense                    117       469       235      960
                                        -------   -------   -------  -------
             Total expenses                 397       941       745    1,849
                                        -------   -------   -------  -------
      Income/(loss) before other
       income/(expenses)                    194        37        44      (86)

      Other income/(expenses):
        Equity income (loss) on
         investment in unconsol-
         idated joint ventures                3         1        34      (58)
                                         -------  -------   -------  -------
      Net income (loss)                  $  197   $    38   $    78  $  (144)
                                        =======   =======   =======  =======
      Net income (loss) per limited
        partnership unit                 $ 0.07   $  0.01   $  0.03  $ (0.05)
                                        =======   =======   =======  =======
      Distributions per limited
        partnership unit                 $  ---   $   ---   $   ---  $   ---
                                        =======   =======   =======  =======
      Weighted average number of
        limited partnership units
        outstanding during each
        period used to compute
        net income (loss) per
        limited partnership unit      2,961,853 2,961,853 2,961,853 2,961,853
                                      ========= ========= ========= =========

             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Statements of Partners' Equity
                                    (in thousands)
                   For the six months ended June 30, 1996 and 1995
                                     (Unaudited)

                                                                   Total
                                           General    Limited    Partners'
                                           Partner    Partners    Equity
                                         ----------  ---------- ----------
          Balance at December 31, 1994   $     435   $   4,854  $   5,289

          Net loss                             (3)        (141)      (144)
                                         --------    ---------  ---------
          Balance at June 30, 1995       $    432    $   4,713  $   5,145
                                         ========    =========  =========



          Balance December 31, 1995      $    420    $   4,188  $   4,608

          Redemption of units                 ---          (56)       (56)

          Net income                            2           76         78
                                         --------    ---------  ---------
          Balance June 30, 1996          $    422    $   4,208  $   4,630
                                         ========    =========  =========
























             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Unaudited)
                                                      For the six months
                                                            ended
                                                           June 30,
                                                    ----------------------
                                                        1996       1995
                                                      --------   --------
          Cash flows from operating activities:
             Net income (loss)                         $    78    $  (144)
             Adjustments to reconcile net income
               (loss) to net cash provided by
               (used for) operating activities:
             Depreciation and amortization                  55        328
             Equity (income) loss on investment
               in unconsolidated joint ventures            (34)        58
             Changes in certain assets and liabilities:
               Receivables                                   7         (5)
               Deferred financing and other fees            (7)        (1)
               Prepaid expenses and other assets            19         57
               Accounts payable and accrued
                 expenses                                  (43)      (422)
               Deposits and other liabilities               92         (2)
               Advance from related party                  ---        (60)
                                                       -------    -------
           Net cash provided by (used for)
            operating activities                           167       (191)
                                                       -------    -------

















                                     (continued)

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Cash Flows - continued
                                    (in thousands)
                                     (Unaudited)
                                                      For the six months
                                                            ended
                                                           June 30,
                                                     ----------------------
                                                        1996       1995
                                                      --------   --------
          Cash flows from investing activities:
             Distribution from unconsolidated joint
               venture                               $     49    $    ---
             Investment in unconsolidated joint
               venture                                    ---         (58)
             Investment in affiliated partnership        (205)        ---
             Improvements to real estate                  (11)        (94)
             Decrease in interest receivable              ---          (7)
             Increase in notes receivable                 ---        (233)
             Decrease in prepaid expenses and other
               assets                                      82          51
                                                     --------    --------
          Net cash used for investing activities          (85)       (341)
                                                     --------    --------
          Net cash flows from financing activities:
             Due from affiliate                           235         ---
             Redemption of limited partnership units      (56)        ---
             Principal payments on notes payable          (13)     (1,700)
                                                     --------    --------
          Net cash provided by (used for)
           financing activities                           166      (1,700)
                                                     --------    --------
          Net increase (decrease) in cash and
           cash equivalents                               248      (2,232)

          Cash and cash equivalents, beginning
           of period                                      812       2,604
                                                     --------    --------
          Cash and cash equivalents, end
           of period                                 $  1,060    $    372
                                                     ========    ========

          Supplemental disclosure of cash flow
           information:
             Cash paid for interest                  $    234    $    926
                                                     ========    ========





             See accompanying notes to consolidated financial statements.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Note 1.   SUMMARY OF ORGANIZATION
                    -----------------------
          Glenborough Partners, A California Limited Partnership ("Partnership" or "Partners"), is the successor to Glenborough Limited, A California Limited Partnership pursuant to section 15d-5 of the Securities Exchange Act of 1934.

          On May 21, 1992, GOCO Realty Fund I, the partnership holding and operating the Partnership's real property (including its related Brazos Debt), filed a petition in the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the Federal Bankruptcy Code. On January 13,
          1994, a plan of reorganization was filed with the Bankruptcy court which became effective January 24, 1994. This partnership has since been renamed, GPA Ltd., A California Limited Partnership ("GPA").

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

          Through December 31, 1995, all three partnerships were subsidiaries of GPA. The general partners of each of these partnerships were Glenborough Corporation and Robert Batinovich while the sole limited partner of each was GPA. On December 31, 1995, the Partnership contributed Industrial and its four properties to an affiliated partnership, Glenborough Properties, L.P. ("Properties"), the operating partnership of Glenborough Realty Trust Incorporated, a real estate investment trust managed by affiliates of the Partnership, in exchange for 542,333 limited partnership units in Properties. The debt securing the properties owned by Industrial was assumed by the acquiring partnership. As a result, Industrial ceased to be a subsidiary at the end of calendar year 1995.

          On  September 6, 1995, West  made an $1,050,000  investment in an
          unconsolidated  joint venture,  GRC  Airport Associates.    Since

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          West's 25% (of total limited partners contributions) investment in this joint venture is less than 50%, the Partnership accounts for this joint venture on an equity method.

          In June, 1996, the Partnership purchased 111,589 units in Glenco Squaw Associates ("Squaw"), an affiliated partnership, for $299,000 ($205,000 cash and $94,000 in payables) from various investors. The Partnership's ownership in Squaw represents 11% of the total outstanding units. Therefore, the Partnership's investment in this joint venture is accounted for on an equity method.

          Note 2.   SIGNIFICANT ACCOUNTING POLICY
                    -----------------------------
          In the opinion of Glenborough Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Glenborough Partners, A California Limited Partnership, at June 30, 1996 and December 31, 1995, the related statements of operations for the three and six months ended June 30, 1996 and 1995, and the statements of partners' equity and cash flows for the six months ended June 30, 1996 and 1995.

          Certain  items  in  the  1995  financial  statements  have   been
          reclassified  to   conform  to  the   1996  financial   statement
          presentation.

          Note 3.   REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These  unaudited   financial   statements  should   be  read   in
          conjunction with the Notes to Consolidated Financial Statements included in the 1995 audited financial statements.

          Note 4.   NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
                    ----------------------------------------------
          Pursuant to the Partners and GPA Ltd. partnership agreements, the general partners hold a 2.27% share of the Partnership's net income or loss and distributions in the six months ended June 30, 1996. This percentage is derived from the general partners' 1% direct interest in GPA Ltd. and a 1.27% indirect interest through their 1.28% general partner interest in Glenborough Partners' 99% interest in GPA Ltd.

          As of June 30, 1996, as a result of an offer made to all of the Partnership's investors in April, 1996, the Partnership paid $56,000 to repurchase 50,954 limited partnership units from

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          investors, which is a substantial discount from the estimated value of the units. These units were cancelled resulting in 2,910,899 limited partnership units outstanding as of June 30, 1996. This gives the general partners and limited partners a 2.29% share and 97.71% share, respectively, of the Partnership's net income or loss and distributions at June 30, 1996.

          For financial reporting purposes, 2,961,853 weighted average units were outstanding to limited partners for the three and six months ended June 30, 1996 and 1995. Net income (loss) per unit in 1996 and 1995 is derived by dividing 97.73% of the net income
          (loss) by the weighted average number of units outstanding to the limited partners.

          Note 5.   RELATED PARTY TRANSACTIONS
                    --------------------------
          In accordance with the Limited Partnership and Property Management Agreements, the Partnership paid Glenborough compensation for services provided to the Partnership and management of the Partnership's assets.

          All fees and reimbursable expenses paid to Glenborough and included in the Partnership's operating expenses for the six months ended June 30, 1996 and 1995 are as follows (in thousands):

                                                         Six months ended
                                                             June 30,
                                                        ------------------
                                                         1996        1995
                                                       --------    --------

          Property management fees                     $   19      $   54
          Property management
            salaries (reimbursed)                          10           9
                                                       ------      ------
          Total property management
            fees and salaries                          $   29      $   63
                                                       ======      ======

          The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $110,000 and $145,000 for such expenses during the six months ended June 30, 1996 and 1995, respectively.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Note 6.  DEPOSITS
                   --------
          Through May, 1996, the Partnership had incurred $35,000 in costs and $500,000 in purchase deposits for the potential acquisition of a lodging property. However, in May, 1996, the Partnership's offer was outbid in a bankruptcy court action procedure and the $500,000 in purchase deposits plus accrued interest was refunded to the Partnership. Additionally, in June, 1996, the Partnership received a net breakup fee of $52,000 which is included in other income on the 1996 statement of operations.

          Note 7.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
                   -------------------------------------------
          GRC AIRPORT ASSOCIATES:
          On  September   6,  1995,  the  Partnership   made  a  $1,050,000
          investment in an unconsolidated joint venture, GRC Airport Associates. The sole real estate asset of GRC Airport Associates is a 216,000 square foot industrial warehouse in San Bruno, California purchased in October, 1995 for $9,225,000. Since the Partnership's 25% investment in this joint venture is less than 50% and the Partnership does not have a controlling interest, the Partnership accounts for this joint venture on an equity method. The Partnership recognized $34,000 of income from investment in the unconsolidated joint venture for the six months ended June 30, 1996.

          In the six months ended June 30, 1996, GRC Airport Associates made distributions to the Partnership totaling $49,000 for the fourth quarter 1995 and first quarter 1996 distributions. A second quarter 1996 distribution of $26,000 was declared and paid to the Partnership in July, 1996.

          UNIVERSITY CLUB TOWER:
          In 1994, the Partnership made a $1,000,000 principal payment on a note payable on behalf of an affiliated partnership, University Club Tower ("UCT"). The payment assisted in obtaining free and clear title from Brazos (the previous lender) on the four buildings acquired by Industrial (see Notes 1 and 8). Financing for the four buildings was extremely difficult to find in the 1993/1994 market so as an inducement for the lender to finance this release price purchase, the Partnership paid down a portion of UCT's note payable in good faith.

          In December, 1994, the Partnership and UCT agreed that the $1,000,000 paid by the Partnership in 1994 on behalf of UCT would be an investment in UCT. This gave the Partnership a 45% non-voting limited partner interest, a 99% allocation of future income and losses, and an economic interest in any future upside

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          of this partnership, without exposure to any loss beyond any investment by the Partnership. Under these circumstances, the Partnership accounts for this investment in joint venture using the equity method.

          As of December 31, 1994, the general partner of UCT believed that there was no real equity in UCT; therefore, the $1,000,000 invested in UCT in 1994 plus $58,000 in additional costs paid in 1995 on behalf of UCT were recognized as losses on investment in joint venture in their respective years.

          Note 8.  INVESTMENT IN AFFILIATED PARTNERSHIPS
                   ------------------------------------
          GLENBOROUGH PROPERTIES:
          As stated in Note 1, on December 31, 1995, the Partnership contributed Industrial and its four properties to an affiliated partnership, Properties, the operating partnership of Glenborough Realty Trust Incorporated, a real estate investment trust managed by affiliates of the Partnership, in exchange for 542,333 limited partnership units in Properties. The debt securing the properties owned by Industrial was assumed by the acquiring partnership. The net assets contributed to the operating partnership had a net book value of zero. Since the Partnership does not possess significant influence over Properties and owns units which equate to only a 13% interest in Properties, the Partnership accounts for this investment using the cost method.

          Properties paid a $162,000 first quarter 1996 distribution to the Partnership in April, 1996. A second quarter 1996 distribution of $166,000 was declared and paid to the Partnership in July, 1996.

          GLENCO SQUAW ASSOCIATES:
          In June, 1996, the Partnership purchased 111,589 units or 11% of the units in an affiliated partnership from investors for $299,000. Squaw is a partnership whose sole asset is an indirect interest in a resort in Squaw Valley, California. Since the Partnership does not posses significant influence over Squaw and owns only an 11% interest in Squaw, the Partnership accounts for this investment in joint venture using the cost method.

          Note 9.  SUBSEQUENT EVENTS
                   -----------------
          On July 15, 1996, the Partnership contributed its 45% non-voting limited partner interest in UCT (see Note 7) to Properties, in exchange for 10,606 limited partnership units in Properties. This transaction gives the Partnership a cumulative total of 552,939 units in Properties.

                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          On August 1, 1996, the Partnership purchased a $546,370 promissory note and a $1,350,000 Nuview Union School District Credit ("School Credits") for $250,000 from an unaffiliated partnership which is in the process of liquidation. The note requires no accrual or payment of interest, has a ten year term and provides for a discounted payoff of $246,000 in the first year and is increased at increments of $30,000 in each subsequent year through the ten year term. The School Credits are currently under evaluation by independent certified public accountants and if found to be valued in excess of $250,000, the Partnership will increase its purchase price for the amount of the excess to a maximum of $50,000. The School Credits represent prepaid property tax assessments on specified parcels of land in the San Bernardino Tri City area. In order for the specified parcels to be developed, the School Credits must first be repaid to the Partnership.

          Item 2.  Management's   Discussion  and   Analysis  of  Financial
                   Condition and Results of Operations.

          INTRODUCTION

          The following discussion addresses the Partnership's financial condition at June 30, 1996 and its results of operations for the three and six months ended June 30, 1996 and 1995. This information should be read in conjunction with the Partnership's December 31, 1995 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

          LIQUIDITY AND CAPITAL RESOURCES

          On December 31, 1995, the Partnership contributed GPA Industrial, L.P., and its four properties to an affiliated partnership, Glenborough Properties L.P. ("Properties"), the operating partnership of Glenborough Realty Trust Incorporated, a real estate investment trust managed by affiliates of the Partnership, in exchange for 542,333 limited partnership units or 13% of the units in that partnership. The debt securing the properties owned by GPA Industrial, L.P. was assumed by Properties. As a result, Industrial ceased to be a subsidiary of the Partnership at the end of 1995. The net assets contributed to Properties had a net book value of zero. Since the Partnership does not possess a significant influence over Properties and own units which equate to only a 13% interest in Properties, the Partnership accounts for this investment using the cost method.

          On July 15, 1996, the Partnership contributed its 45% non-voting limited partner interest in UCT to Properties in exchange for 10,606 units in Properties. The net investment contributed to Properties had a net book value of zero. The contribution increased the Partnership's investment in Properties to 552,939 limited partnership units or 14% of the outstanding units in Properties, therefore the Partnership will continue to account for its investment in Properties using the cost method.

          Dependent upon certain events and occurrences, the Partnership s units in Properties may in the future be converted to marketable shares in Glenborough Realty Trust Incorporated. Properties has made and is projected to continue to make distributions at $1.20 per limited partnership unit in 1996 which is greater than the cash flow (after debt service payments) that the Partnership would have received had it retained GPA Industrial L.P. and UCT. Properties paid a $162,000 first quarter 1996 distribution to the Partnership in April, 1996. A second quarter 1996 distribution of $166,000 was declared and paid to the Partnership in July, 1996.

          The Partnership has repurchased 50,954 units from it limited partners at a price of $2.50 per unit, which due to the illiquidity of the units, is a substantial discount from the estimated value of the units. These units have been cancelled, which provides each remaining unitholder a slightly larger interest in the Partnership's assets, allowing all investors to share in the benefits from this purchase.

          In June, 1996, the Partnership acquired for $299,000 ($205,000 in cash and $94,000 in short term payables), 111,589 units of Glenco Squaw Associates ( Squaw ), an affiliated partnership whose sole real estate asset is a limited partner interest in an unaffiliated partnership which has an interest in a resort in Squaw Valley, California. The general partner in Squaw has sought and received consents from its partners for the sale of its indirect interest in the resort, which when completed, would provide Squaw: (i) $700,000 cash; (ii) a $2,300,000 promissory note bearing interest at 8% per annum; (iii) additional payment contingent upon the consideration received in excess of a stated price related to any future sale of the resort; and (iv) any future benefits from its disputes with its joint venture partners.

          On August 1, 1996, the Partnership purchased a $546,370 promissory note and a $1,350,000 Nuview Union School District Credit for $250,000 from an unaffiliated partnership which is in the process of liquidation. The note requires no accrual or payment of interest, has a ten year term and provides for a discounted payoff of $246,000 in the first year and is increased at increments of $30,000 in each subsequent year through the ten year term. The School Credits are currently under evaluation by independent certified public accountants and if found to be valued in excess of $250,000, the Partnership will increase its purchase price for the amount of the excess to a maximum of $50,000. The School Credits represents prepaid property tax assessments on specified parcels of land in the San Bernardino Tri-City area. In order for the specified parcels to be developed, the School Credits must first be repaid to the Partnership.

          The Partnership's recent investments in real estate partnerships have either generated positive cash flow for the Partnership or have substantial upside potential. Currently, the Rosemead property is under contract to be sold mid-August and a letter of intent has been signed to contribute GPA Bond and its investment in real estate into Properties for additional units in that partnership. It is anticipated that these two transactions will improve the Partnership's cash flow.

          The Partnership's $2,200,000 debt, secured by the Rosemead property currently requires approximately $17,000 in monthly interest payments. This debt matured in the first quarter of
          1996 but has been extended under existing terms until the disposition of the Rosemead property is completed.

          The Partnership's $1,060,000 cash and cash equivalents balance at June 30, 1996 is believed by management to be sufficient to meet near term operating requirements. The Partnership suspended its distributions in 1990 in an attempt to increase liquidity and improve its capital resources after paying for tenant and capital improvements, leasing commissions, refinancing costs, and increasing debt service payments. As of August 12, 1996, distributions remain suspended and management is unable to predict when they may be resumed.


          RESULTS OF OPERATIONS

          Rental revenues decreased $1,125,000 during the three and six months ended June 30, 1996 to $385,000 compared to the three and six months ended June 30, 1995 amount of $1,510,000 due to the contribution of GPA Industrial and its four properties into an affiliated partnership at December 31, 1995, as discussed above. This transaction resulted in the recognition of income from investment in affiliated partnerships during the three and six months ended June 30, 1996 of $162,000.

          Interest and other revenue increased during the three months ended June 30, 1996 over the three months ended June 30, 1995 due to prior year property tax refunds received in the second quarter of 1996 for Rosemead. Despite the increase during the three months ended June 30, 1996, interest and other revenue during the six months ended June 30, 1996 remained comparable to the six months ended June 30, 1995 due to the recognition in 1995 of other income as a result of loan fees received by the Partnership for short-term loans made to unaffiliated partnerships in 1995.

          Operating, general and administrative, depreciation and amortization and interest expenses decreased during the three and six months ended June 30, 1996 compared to the same periods in 1995 due again to the contribution of GPA Industrial and its related properties along with its debt to Properties.

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






                                Date:  August 13, 1996