Form 10-Q
period 1996-09-30
GLENBOROUGH PARTNERS A CALIFORNIA LP
filed 1996-11-14
CIK 790129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission File Number: 33-3657


                              GLENBOROUGH PARTNERS
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                California                             94-3193010
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

   400 South El Camino Real, Suite 1100
           San Mateo, California                         94402-1708
 (Address of principal executive offices)                (Zip Code)

                                 (415) 343-9300
                         (Registrant's telephone number)

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

      Total number of units outstanding as of September 30, 1996: 2,827,352

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)


                                                   September 30,    December 31,
                                                        1996             1995

Assets
Real estate investments, at cost:
    Land                                                $    --         $   483
    Building and improvements                                --           2,778
                                                        -------         -------
                                                             --           3,261
    Less:
       Accumulated depreciation                              --             (75)
                                                        -------         -------

       Net real estate investments                           --           3,186

Real estate held for sale, net                            4,315           4,307

Cash and cash equivalents                                   892             812
Notes receivable                                            307              14
Due from affiliate                                           --             235
Deferred financing costs and other
    fees, net of accumulated
    amortization of $219 at
    September 30, 1996 and
    December 31, 1995                                        33              64
Prepaid expenses and other assets                            20             151
Investment in unconsolidated joint
    ventures                                              1,033           1,063
Investment in affiliated partnerships                       420              --
                                                        -------         -------

    Total assets                                        $ 7,020         $ 9,832
                                                        =======         =======





                                  - continued -

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)


                                                   September 30,    December 31,
                                                        1996             1995

Liabilities and Partners' Equity
Liabilities:
    Notes payable                                       $ 2,200         $ 5,035
    Accrued interest                                         15              34
    Accounts payable and accrued expenses                   321             155
                                                        -------         -------

Total liabilities                                         2,536           5,224
                                                        -------         -------

Partners' equity:
    General partner                                         421             420
    Limited Partners, 2,910,899 and
       2,961,853 units outstanding at
       September 30, 1996 and December
       31, 1995, respectively                             4,063           4,188
                                                        -------         -------

Total partners' equity                                    4,484           4,608
                                                        -------         -------

Total liabilities and partners' equity                  $ 7,020         $ 9,832
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


                                     GLENBOROUGH PARTNERS,
                               A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Statements of Operations
                            (in thousands, except per unit amounts)
                                          (Unaudited)

                                                Three Months Ended        Nine
Months Ended
                                                   September 30,
September 30,
                                                  1996        1995        1996
      1995
                                               ---------  ---------
---------  ---------
Revenues:
    Rental income                              $     153  $     735     $
538  $   2,224
    Income from investment in
      affiliated partnership                         167         --
329         --
    Gain on debt forgiveness                         125         --
125         --
    Interest and other income (loss)                 182        (28)
424        247
                                               ---------  ---------
---------  ---------

          Total revenues                             627        707
1,416      2,471
                                               ---------  ---------
---------  ---------

Expenses:
    Operating, including $44 and $94
      paid to affiliates during the nine
      months ended September 30, 1996
      and 1995, respectively                         122        168
423        497
    General and administative, including
      $165 and $219 paid to affiliates during
      the nine months ended September 30,
      1996 and 1995, respectively                     72         98
226        330
    Depreciation and amortization                     18        168
73        484
    Interest expense                                 127        417
362      1,390
                                               ---------  ---------
---------  ---------

          Total expenses                             339        851
1,084      2,701
                                               ---------  ---------
---------  ---------

Income/(loss) before other income/(loss)             288       (144)
332       (230)

Other income/(loss):
    Equity income (loss) on investment in
      unconsolidated joint ventures                   10         --
44        (58)
                                               ---------  ---------
---------  ---------

Net income (loss)                              $     298  $    (144)    $
376  $    (288)
                                               =========  =========
=========  =========

Net income (loss) per limited
 partnership unit                              $    0.10  $   (0.05)    $
0.13  $   (0.10)
                                               =========  =========
=========  =========

Weighted average number of limited
    partnership units outstanding during
    the period used to compute net income
    (loss) per limited partnership unit        2,910,899  2,961,853
2,944,868  2,961,853
                                               =========  =========
=========  =========

                 See accompanying notes to consolidated financial statements.

                                         Page 4 of 17

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Statements of Partners' Equity
                                 (in thousands)

              For the nine months ended September 30, 1996 and 1995
                                   (Unaudited)



                                                                   Total
                                      General       Limited      Partners'
                                      Partner      Partners       Equity


Balance at December 31, 1995          $   420       $ 4,188       $ 4,608

Redemption of units                        --          (127)         (127)

Distribution of receivables                (8)         (365)         (373)

Net income                                  9           367           376
                                      -------       -------       -------

Balance at September 30, 1996         $   421       $ 4,063       $ 4,484
                                      =======       =======       =======



Balance at December 31, 1994          $   435       $ 4,854       $ 5,289

Net loss                                   (6)         (282)         (288)
                                      -------       -------       -------
Balance at September 30, 1995         $   429       $ 4,572       $ 5,001
                                      =======       =======       =======














          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Cash Flows (in thousands)
                                   (Unaudited)

                                                             Nine months ended
                                                                September 30,
                                                             1996         1995


Cash flows from operating activities:
  Net income (loss)                                         $   376     $  (288)
Adjustments to reconcile net income (loss) to
 net cash provided by (used for) operating activities:
    Gain from debt forgiveness                                 (125)         --
    Depreciation and amortization                                73         484
    Amortization of loan fees, included in interest
       expense                                                    9          13
    Equity (income) loss on investment in unconsolidated
       joint ventures                                           (44)         58
Changes in certain assets and liabilities:
    Deferred financing costs and other fees                     (43)       (105)
    Prepaid expenses and other assets                           123          81
    Accounts payable and accrued expenses                       213        (387)
    Accrued interest payable                                     (2)         31
                                                            -------     -------

Net cash provided by (used for) operating activities            580        (113)
                                                            -------     -------

Cash flows from investing activities:
    Distribution from unconsolidated joint venture               76          --
    Investment in unconsolidated joint venture                   --      (1,108)
    Investment in affiliated partnership                       (352)         --
    Additions to real estate investments                        (26)       (106)
    Increase in notes receivable                               (293)       (460)
                                                            -------     -------

Net cash used for investing activities                      $  (595)    $(1,674)
                                                            -------     -------










                                  - continued -

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

        Consolidated Statements of Cash Flows - continued (in thousands)
                                   (Unaudited)

                                                             Nine months ended
                                                               September 30,
                                                              1996       1995

Net cash flows from financing activities:
    Due from affiliate                                      $   235     $    --
    Proceeds from notes payable                               2,200       1,200
    Principal payments on notes payable                      (2,213)     (1,775)
    Redemption of limited partnership units                    (127)         --
                                                            -------     -------

Net cash provided by (used for) financing activities             95        (575)

Net increase (decrease) in cash and cash equivalents             80      (2,362)

Cash and cash equivalents at beginning of period                812       2,604
                                                            -------     -------

Cash and cash equivalents at end of period                  $   892     $   242
                                                            =======     =======


Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $   357     $ 1,346
                                                            =======     =======

Supplemental disclosure of non cash transaction:
    Sale of subsidiary partnership to an affiliated
     partnership:
       Sale of real estate, net                             $ 3,146     $    --
       Assumption of debt by acquiring partnership
           (including accrued interest)                      (2,714)         --
       Other assets and liabilities                            (364)         --
                                                            -------     -------
       Net investment in affiliated partnership             $    68     $    --
                                                            =======     =======











          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

Note 1.           SUMMARY OF PARTNERSHIP AND SIGNIFICANT ACCOUNTING
                  POLICIES

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

To facilitate the Partnership's holding and transfer of real property as set forth under the plan of reorganization, two partnerships were created in February, 1994: (i) GPA West, L.P. ("West"); and (ii) GPA Industrial, L.P. ("Industrial"). A third subsidiary partnership, GPA Bond L.P.("Bond"), was created in December, 1994 to hold and operate a property purchased on December 29, 1994.

Through December 31, 1995, all three partnerships were subsidiaries of GPA. The general partners of each of these partnerships were Glenborough Corporation and Robert Batinovich while the sole limited partner of each was GPA. On December 31, 1995, the Partnership contributed Industrial and its four properties to an affiliated partnership, Glenborough Properties, L.P. ("Properties"), the operating partnership of Glenborough Realty Trust Incorporated ("GRTI"), a real estate investment trust managed by affiliates of the Partnership, in exchange for 542,333 limited partnership units in Properties. The debt securing the properties owned by Industrial was assumed by the acquiring partnership. As a result, Industrial ceased to be a subsidiary at the end of calendar year 1995.

On July 15, 1996, the Partnership contributed its 45% non-voting limited partner interest in UCT (see Note 7) to Properties, in exchange for 10,606 limited partnership units in Properties. This transaction gave the Partnership a cumulative total of 552,939 units in Properties.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

On September 24, 1996, the partners of Bond sold their respective ownership interests in Bond to Properties and GRT Corporation, a wholly owned subsidiary of GRTI. Properties issued 26,067 limited partnership units having an initial redemption value of $400,000 (based on a $15 per unit value) and repaid approximately $2,800,000 of indebtedness secured by the property in exchange for the interests in Bond. As of September 24, 1996, as a result of the sale, Bond is no longer a subsidiary of the Partnership.

The  exchanges   described  above  eliminated  the  Partnership's   real  estate
investments, reducing the Partnership's real estate holding to one property held for sale.

In the opinion of Glenborough Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Glenborough Partners, A California Limited Partnership, at September 30, 1996 and December 31, 1995, the related statements of operations for the three and nine months ended September 30, 1996 and 1995, and the statements of partners' equity and cash flows for the nine months ended September 30, 1996 and 1995.

Consolidation - The accompanying consolidated financial statements of Glenborough Partners, A California Limited Partnership include the accounts of Glenborough Partners and its majority owned partnerships GPA Ltd., GPA West, and GPA Bond (through September 24, 1996). All significant intercompany balances and transactions have been eliminated in the consolidation.

Allocation of net income (loss) - Pursuant to the partnership agreements of Partners and GPA Ltd., the general partners held a 2.27% share of the Partnership's net income or loss and distributions during the period ended September 30, 1996. This percentage is derived from the general partners' 1% direct interest in GPA Ltd. and a 1.27% indirect interest through their 1.28% general partner interest in Glenborough Partners' 99% interest in GPA Ltd.

As a result of an offer made to all of the Partnership's investors in April, 1996, the Partnership paid $127,000, a substantial discount from the estimated value of the units, to repurchase 50,954 limited partnership units from investors. These units were cancelled with an effective date of June 30, 1996, resulting in 2,910,899 limited partnership units outstanding as of June 30, 1996. The reduction in outstanding limited partnership units resulted in revised ownership interests of 2.29% and 97.71% by the general partners and limited partners, respectively.

Reclassifications - Certain items in the 1995 financial statements have been reclassified to conform to the 1996 financial statement presentation.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

Note 2.           REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1995 audited financial statements.

Note 3.           RELATED PARTY TRANSACTIONS

In accordance with the Limited Partnership and Property Management Agreements, the Partnership shall pay Glenborough compensation for services provided to the Partnership and management of the Partnership's assets.

All fees and reimbursable expenses paid to Glenborough and included in the Partnership's operating expenses for the nine months ended September 30, 1996 and 1995 are as follows (in thousands):
                                                       Nine months ended
                                                         September 30,
                                                      1996           1995

Property management fees                          $      28      $     81
Property management salaries (reimbursed)                16            13
                                                  ---------      --------

Total property management fees and salaries       $      44      $     94
                                                  =========      ========

The Partnership also reimburses Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $165,000 and $219,000 for such expenses during the nine months ended September 30, 1996 and 1995, respectively.

Note 4.           NOTES RECEIVABLE

On August 1, 1996, the Partnership purchased a $546,370 promissory note and a $1,350,000 credit with the NuView Union School District ("School Credits") for $300,000 from an unaffiliated partnership ($250,000 payable at September 30, 1996, paid in October, 1996). The note requires no accrual or payment of interest, has a ten year term and provides for a discounted payoff of $246,000 in the first year increasing at increments of $30,000 in each subsequent year through the ten year term. As of September 30, 1996, the note receivable is recorded at its estimated fair value of $300,000. Due to the uncertainty of realizing any value on the School Credits, the Partnership has not recorded an asset for the School Credits. The School Credits represent prepaid property tax assessments on specified parcels of land in the Tri-City area of San

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

Bernardino, California. In order for the specified parcels to be developed, the School Credits must first be repaid to the Partnership.

Note 5.           PREPAID EXPENSES AND OTHER ASSETS

At December 31, 1995, the Partnership had incurred $3,000 in costs and $75,000 in purchase deposits for the potential acquisition of a lodging property. Through May, 1996, costs had increased to $35,000 and purchase deposits to $500,000. However, in May, 1996, the Partnership's offer was outbid in a bankruptcy court action procedure and the $500,000 in purchase deposits plus accrued interest was refunded to the Partnership. Additionally, in June, 1996, the Partnership received a net breakup fee of $52,000 which is included in other income on the 1996 statement of operations.

Note 6.           INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

GRC AIRPORT ASSOCIATES:
In September, 1995, the Partnership made a $1,050,000 investment in an unconsolidated joint venture, GRC Airport Associates. The sole real estate asset of GRC Airport Associates is a 216,000 square foot industrial warehouse in San Bruno, California purchased in October, 1995 for $9,225,000. Since the Partnership only owns a 25% interest in this joint venture and does not have a controlling interest, the Partnership accounts for this joint venture by the equity method.

In  the  nine  months  ended  September  30,  1996,  the  Partnership   received
distributions totaling $76,000. A third quarter 1996 distribution of $26,000 was declared and paid to the Partnership in October, 1996.

UNIVERSITY CLUB TOWER:
In 1994, the Partnership made a $1,000,000 principal payment on a note payable on behalf of an affiliated partnership, University Club Tower ("UCT"). The payment assisted in obtaining free and clear title from Brazos (the previous lender) on the four buildings acquired at a specified release price by Industrial (see Note 1). Financing for the four buildings was extremely difficult to find in the 1993/1994 market so as an inducement for the lender to finance this release price purchase, the Partnership paid down a portion of UCT's note payable in good faith.

In December, 1994, the Partnership and UCT agreed that the $1,000,000 paid by the Partnership in 1994 on behalf of UCT would be treated as an investment in UCT. This gave the Partnership a 45% non-voting limited partner interest, a 99% allocation of future income and losses, and an economic interest in any future upside of this partnership, without exposure to any loss beyond

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

its investment by the Partnership. Under these circumstances, the Partnership accounted for this investment in joint venture using the equity method.

On July 15, 1996, the Partnership contributed its 45% non-voting limited partner interest in UCT to Properties, in exchange for 10,606 limited partnership units in Properties (see Note 7).

Note 7.           INVESTMENT IN AFFILIATED PARTNERSHIPS

GLENBOROUGH PROPERTIES:
As stated in Note 1, on December 31, 1995, the Partnership contributed Industrial and its four properties including related debt, to an affiliated partnership, Properties, in exchange for 542,333 limited partnership units. The net assets contributed to the operating partnership had a net book value of zero.

On July 15, 1996, the Partnership contributed its 45% non-voting limited partner interest in UCT (see Note 6) to Properties, in exchange for 10,606 limited partnership units in Properties. This transaction gave the Partnership a cumulative total of 552,939 units in Properties.

On September 24, 1996, the Partnership sold its ownership interest in Bond to Properties in exchange for 26,067 limited partnership units, giving the Partnership a cumulative total of 579,006 units. Since the Partnership does not possess significant influence over Properties and the owned units equate to only an 8% ownership interest at September 30, 1996, the Partnership accounts for this investment using the cost method.

Properties has paid $329,000 in distributions to the Partnership during the nine months ended September 30, 1996. A third quarter 1996 distribution of $174,000 was declared by Properties' board of directors in October, 1996 and paid to the Partnership in November, 1996.

GLENCO SQUAW ASSOCIATES:
In 1996, the Partnership purchased 131,347 units (13% of the total units) in Glenco Squaw Associates ("Squaw") from investors for $352,000. Squaw is a partnership whose sole asset is a promissory note from the sale of its indirect interest in a resort in Squaw Valley, California. Since the Partnership does not posses significant influence over Squaw and owns only a 13% interest, the Partnership accounts for this investment in joint venture using the cost method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the Partnership's financial condition at September 30, 1996 and its results of operations for the three and nine months ended September 30, 1996 and 1995. This information should be read in conjunction with the Partnership's audited December 31, 1995 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1995, the Partnership contributed a subsidiary partnership, GPA Industrial, L.P., and its four properties to an affiliated partnership,
Glenborough Properties L.P. ("Properties"), the operating partnership of Glenborough Realty Trust Incorporated, a real estate investment trust managed by affiliates of the Partnership, in exchange for 542,333 limited partnership units or 13% of the units in that partnership. The debt securing the properties owned by GPA Industrial, L.P. was assumed by Properties. As a result, Industrial ceased to be a subsidiary of the Partnership at the end of 1995. The net assets contributed to Properties had a net book value of zero.

On July 15, 1996, the Partnership contributed its 45% non-voting limited partner interest in University Club Tower ("UCT") to Properties in exchange for 10,606 limited partnership units. The net investment contributed to Properties had a net book value of zero. The contribution increased the Partnership's investment in Properties to 552,939 limited partnership units or 14% of the outstanding units in Properties.

On September 24, 1996, the Partnership sold GPA Bond L.P., a subsidiary partnership, to Properties in exchange for 26,067 limited partnership units, giving the Partnership a cumulative total of 579,006 limited partnership units in Properties. Due to Properties' issuance of additional limited partnership units to other investors, this equates to only 8% of the outstanding limited partnership units in Properties as of September 30, 1996.

Properties has made and is projected to continue to make distributions at an annual rate of $1.20 per limited partnership unit in 1996. The projected cash flow to the Partnership is greater than the estimated cash flow (after debt service payments) that the Partnership would have received had it retained GPA Industrial L.P., UCT and GPA Bond, L.P. Through September 30, 1996, Properties has paid a total of $329,000 in 1996 distributions to the Partnership.

In June, 1996 the Partnership repurchased 50,954 units from its limited partners at a price of $2.50 per unit, which due to the illiquidity of the units, is a substantial discount from the estimated value of the units. These units have been cancelled, which provides each remaining unitholder a slightly larger interest in the Partnership's assets, allowing all investors to share in the benefits from this purchase. Management believes that the limited partners opting to sell their ownership units back to the Partnership did so based on a desire to dispose of illiquid investments and eliminate the need for annual processing of tax related information.

In 1996, the Partnership acquired 131,347 units of Glenco Squaw Associates ("Squaw"), an affiliated partnership, for $352,000. Squaw's sole asset is a promissory note from the sale of its interest in a resort in Squaw Valley, California. This was a result of a sale of its indirect interest in the resort, which provided Squaw with: (i) $700,000 cash; (ii) a $2,300,000 promissory note bearing interest at 8% per annum; (iii) additional payment contingent upon the consideration received in excess of a stated price related to any future sale of the resort; and (iv) any future benefits from its disputes with its joint venture partners.

On August 1, 1996, the Partnership purchased a $546,370 promissory note and a $1,350,000 Nuview Union School District Credit for $300,000 from an unaffiliated partnership which is in the process of liquidation. Of the $300,000 purchase price, $250,000 was payable at September 30, 1996 and subsequently paid in October, 1996. The promissory note requires no accrual or payment of interest, has a ten year term and provides for a discounted payoff of $246,000 in the first year increasing at increments of $30,000 in each subsequent year through the ten year term. The School Credits represent prepaid property tax assessments on specified parcels of land in the Tri-City area of San Bernardino, California. In order for the specified parcels to be developed, the School Credits must first be repaid to the Partnership.

The Partnership's recent investments in real estate partnerships have either generated positive cash flow for the Partnership or management believes have substantial upside potential.

As of September 30, 1996, the only real estate directly owned by the Partnership is a 129,500 square foot business center known as Rosemead Springs located in El Monte, California, consisting of seven, one and two story buildings. On September 9, 1996, the Partnership refinanced its $2,200,000 debt secured by the Rosemead property with a $3,400,000 promissory note. As of September 30, 1996, $1,200,000 of the total $3,400,000 remains undrawn on the line of credit. This new loan is secured by the Partnership's interest in Properties, accrues interest at a rate of 1 percentage point over the lender's index rate and requires monthly interest only payments. The Rosemead property was under contract to be sold but, the sale fell through and the Partnership has resumed its quest for another suitable buyer.

The Partnership's $892,000 cash and cash equivalents balance at September 30, 1996 is believed by management to be sufficient to meet near term operating requirements. The Partnership suspended its distributions in 1990 in an attempt to increase liquidity and improve its capital resources after paying for tenant and capital improvements, leasing commissions, refinancing costs, and increasing debt service payments. As of November 13, 1996, distributions remain suspended and management is unable to predict when they may be resumed.

RESULTS OF OPERATIONS

Rental revenues decreased $582,000 and $1,686,000 or 79% and 76% in the three and nine months ended September 30, 1996 from the three and nine months ended September 30, 1995 due to the contribution of GPA Industrial and its four properties into an affiliated partnership at December 31, 1995, as discussed above.

Income from investment in affiliated partnerships during the three and nine months ended September 30, 1996 of $167,000 and $329,000, respectively, represent dividends received from GRTI.

The Partnership recognized $125,000 in gain from debt forgiveness after the lender on the loan secured by the Bond Street Building (GPA Bond) had forgiven $125,000 in debt, prior to the sale of GPA Bond discussed above.

Interest and other revenue increased during the three and nine months ended September 30, 1996 over the three and nine months ended September 30, 1995 due to the recognition as other income, the $125,000 non-refundable deposit received from the purchaser after the Rosemead sale fell through. Additionally, in 1996 the Partnership received prior year property tax refunds for the Rosemead property.

Operating, general and administrative, depreciation and amortization and interest expenses decreased during the three and nine months ended September 30, 1996 compared to the same periods in 1995 due again to the contribution of GPA Industrial and its related properties, along with its debt, to Properties.

PART II.          OTHER INFORMATION


Item 1.           Legal Proceedings

                  The Partnership is not a party to, nor any of its assets the subject of any material pending legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                  #27 - Financial Data Schedule

                  (b) Reports on Form 8-K.

                  Registrant filed a Current Report on Form 8-K, dated September 24, 1996, reporting that Glenborough Partners, A California Limited Partnership (the Registrant) sold a subsidiary partnership, GPA Bond, L.P. to the operating partnership of a real estate investment trust managed by affiliates of the Partnership. Also included were the pro-forma balance sheets and income statements.

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




                                             By:/s/Andrew Batinovich
                                                Andrew Batinovich
                                                Chief Executive Officer and
                                                Chairman of the Board





                                             By:/s/Terri Garnick
                                                Terri Garnick
                                                Chief Financial Officer






                             Date: November 13, 1996