Form 10-K
period 1996-12-31
GLENBOROUGH PARTNERS A CALIFORNIA LP
filed 1997-03-31
CIK 790129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934.
                      For the year ended December 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

                  For the transition period from _____ to _____

                         Commission file number: 33-3657

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

               California                                    94-3199021
      (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                    Identification No.)

  400 South El Camino Real, Suite 1100                       94402-1708
          San Mateo, California                              (Zip Code)
 (Address of principal executive offices)

       Partnership's telephone number, including area code: (415) 343-9300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes__X__    No ____

No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

       DOCUMENTS INCORPORATED BY REFERENCE: See Exhibit Index in Item 14

                                     PART I


Item 1.  Business.

Organization and Historical Information

Glenborough Limited, A California Limited Partnership pursuant to section 15d-5 of the Securities Exchange Act of 1934, was formed in 1986 to acquire, own, operate, develop and lease commercial and residential real estate. To facilitate compliance with certain recording and filing requirements, a second limited partnership, GOCO Realty Fund I, a California Limited Partnership formerly known as Glenborough Operating Co. Ltd., A California Limited Partnership ("GOCO"), was formed in April, 1986 to hold and operate all real and personal property then or thereafter owned by Glenborough Limited (the "Partnership Property"). At the end of 1993, there was a technical termination of Glenborough Limited and Glenborough Partners, A California Limited Partnership ("Partners"), commenced as successor to Glenborough Limited. GOCO was succeeded in 1995 by GPA Ltd., A California Limited Partnership ("GPA"). Partners and GPA operate as an economic unit and unless specifically designated otherwise, are referred to collectively as the "Partnership". The general partners of both Partners and GPA are Glenborough Corporation, a California corporation formerly known as Glenborough Realty Corporation, and Robert Batinovich (collectively "Glenborough" or "General Partner"). Glenborough Corporation is the managing general partner of the Partnership (the "Managing General Partner"). Glenborough Partners is the sole limited partner of GPA.

In June, 1986, the Partnership acquired 66 real estate projects from 21 limited partnerships and one individual (collectively, the "Predecessor Owners") in exchange for 4,899,488 limited partnership units (the "Exchange Transaction").

On May 21, 1992, New West Federal, the lender on substantially all the Partnership Property, filed a judicial foreclosure action in the Superior Court of Orange County. Also on May 21, 1992, GOCO Realty Fund I filed a petition in the United States Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the Federal Bankruptcy Code. On January 13, 1994, a plan of reorganization was filed with the Bankruptcy court which became effective January 24, 1994. Under the plan of reorganization, the Partnership exercised its option to obtain releases from the lender on eight properties, while the options on the remaining properties were not exercised and those properties were transferred to the lender in satisfaction of the lender's claims.

As set forth under the plan of reorganization, two new subsidiary partnerships were created in February, 1994: (i) GPA West, L.P. ("West"), and (ii) GPA Industrial, L.P. ("Industrial") to facilitate the Partnership's holding and transfer of real property. A third subsidiary partnership, GPA Bond, L.P. ("Bond") was created in December, 1994 to hold and operate a property purchased on December 29, 1994. The general partners of each of these partnerships were Glenborough Corporation and Robert Batinovich while the sole limited partner of each was GPA.

Investment in Glenborough Properties L.P.

On December 31, 1995, Industrial and its four properties were contributed to an affiliated partnership, Glenborough Properties, L.P. ("Properties"), the operating partnership of Glenborough Realty Trust Incorporated ("GLB"), a real estate investment trust managed by affiliates of the Partnership, in exchange for 542,333 limited partnership units in Properties. The debt securing the properties owned by Industrial was assumed by the acquiring partnership. As a result of the contribution, Industrial ceased to be a subsidiary of the Partnership at the end of 1995.

In  July,  1996,  the  Partnership   contributed  its  45%  non-voting   limited
partnership interest in University Club Tower (UCT) to Properties in exchange for 10,606 limited partnership units.

In September, 1996, the Partnership sold its interest in Bond to Properties and GRT Corporation, a wholly owned subsidiary of GLB, in exchange for 26,067 limited partnership units in Properties. As a result of the sale, Bond is no longer a subsidiary of the Partnership.

At December 31, 1996, the Partnership owns 579,006 units or approximately a 7.38% interest in Properties.

Other Investments

In September, 1995, the Partnership invested $1,050,000 for a 25% limited partnership interest in GRC Airport Associates ("GRC Airport"). GRC Airport owns a property consisting of 10.14 acres of improved land with a 216,780 square foot building located in San Bruno, California. This property is leased to a single tenant which operates an off-site long-term parking facility for the San Francisco International Airport. Through January, 1997, the Partnership has received distributions from GRC Airport totaling $128,000. Additionally, in January, 1997 the Partnership received $500,000, from GRC Airport representing a return of capital upon the refinancing of the property.

In June and July, 1996, the Partnership acquired 131,347 units (representing a 13% interest) of Glenco Squaw Associates ("Squaw"), an affiliated partnership, for $352,000. Squaw's sole asset is a promissory note receivable from the sale of its interest in a resort in Squaw Valley, California. This sale of its interest in the resort provided Squaw with: (i) $700,000 cash; (ii) a $2,300,000 promissory note bearing interest at 8% per annum payable quarterly with $800,000 due in 1998 and $1,500,000 due in 1999; and (iii) additional payment contingent upon the consideration received in excess of a stated price related to any future sale of the resort.

In December, 1996, the Partnership purchased 931 limited partnership units or a 2.7% interest in Outlook Income/Growth Fund VIII, ("Outlook VIII"), an affiliated partnership, for $163,000. At December 31, 1996, Outlook VIII owned interests in three rental properties.

After the cancellation of a total of 1,937,635 limited partnership units of the Partnership from December, 1986 through May, 1994 and the redemption of 50,954 limited partnership units in June, 1996, 2,910,899 limited partnership units were outstanding at December 31, 1996.

Information regarding the Partnership Properties is incorporated herein by reference to Item 2. - Properties.

Business Plan

In 1997, the Partnership's intentions are: (i) to sell the Rosemead Springs property; (ii) to explore the feasibility and economic benefit of purchasing, at substantial discounts, limited partnership units in various partnerships; and
(iii) to locate other suitable investments.

Management and Operations

The Partnership engages Glenborough Corporation (the "Property Manager") to manage the Partnership assets. Pursuant to a written management agreement, Glenborough Corporation has broad managerial responsibility for all Partnership assets, including collection of all rents and other charges due from tenants. The agreement as amended, expires in 2001, except that the Partnership may terminate the agreement without cause on 30-days written notice or immediately if Glenborough Corporation ceases to be the managing general partner.

Federal, state and local statutes, ordinances and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment do not presently have a material effect on the operations of the Partnership Property nor on the capital expenditures, earnings or competitive position of the Partnership. There can be no assurance that such regulations will not change or have some material effect on the Partnership in the future.

The Partnership does not directly employ any individuals. All regular employees rendering services on behalf of the Partnership are employees of Glenborough Corporation or its affiliates.

The business of the Partnership to date has involved only one industry segment (real estate). The Partnership has no foreign operations and the business of the Partnership is not seasonal.

Competition

Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to rental properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership Property is competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the Partnership Property may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to dispose earlier than anticipated, or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Item 2.  Properties.

As of December 31, 1996, the Partnership owns one rental property, Rosemead Springs Business Center ("Rosemead"), a 129,500 square foot multi-tenant office building located in El Monte, California. Rosemead consists of seven one-story and two-story buildings, which had an 11% occupancy rate at December 31, 1996. This property has one lease at December 31, 1996, totaling approximately 4,200 square feet or 3% of the leasable space, which provides for base monthly rents of $6,310 and expires on September 7, 1997. The other tenant, occupying approximately 10,100 square feet of space or 8% of the leasable space, is on a month to month lease. As of December 31, 1996 and the date of this filing, the Rosemead property is held for sale and management has entered into a sales contract; however, there can be no assurance that the sale will actually take place.

During 1996, the Rosemead property was assessed $78,000 in property taxes based on an average realty tax rate of 1.17% plus additional assessments.

Information regarding encumbrances on Partnership Property is incorporated herein by reference to Item 8, Note 6 - Notes Payable in the Notes to Consolidated Financial Statements.

In the opinion of management, the insurance coverage on the Rosemead property is adequate.

Also, as of December 31, 1996, the Partnership owns limited partnership interests ranging from 2.7% to 25% in three affiliated real estate partnerships and one partnership whose sole asset is a promissory note.

Item 3.  Legal Proceedings.

The Partnership did not become a party to, nor were any of its assets the subject of any material pending legal proceedings in 1996.

Item 4.  Results of Votes of Security Holders.

During the fourth quarter of fiscal year 1996, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

Holders

As of December 31, 1996, 391 holders of record held 2,910,899 Limited Partnership Units.

Cash Distributions

The Partnership began paying quarterly cash distributions on April 30, 1987, at a quarterly rate of $0.375 per Limited Partnership Unit and continued paying the same quarterly cash distribution through the fourth quarter 1988 distribution on January 31, 1989. In 1989, the Partnership lowered its quarterly cash distribution to $0.25 per Unit for the first quarter distribution and to $0.1875 per Unit beginning with the second quarter 1989 distribution. Distributions were suspended as of the second quarter of 1990. In the first quarter of 1997, the Partnership made a special cash distribution totaling $295,000 to help alleviate its partners' tax burden arising from their portion of the undistributed taxable income of the Partnership in 1996.

Item 6.  Selected Financial Data.

The selected financial data should be read in conjunction with the financial statements and related notes contained elsewhere in this report. This selected financial data is not covered by the reports of the independent public accountants.

                      Condensed Consolidated Operating Data
                     (in thousands, except for Per Unit Data
                          and actual number of assets)
                        For the years ended December 31,

                                   1996     1995      1994      1993     1992
                                   ----     ----      ----      ----     ----

Total revenues                    $1,581   $3,259   $  7,729  $ 22,061 $ 24,963

Total expenses                     2,424    3,940     10,126    28,389   31,140
                                   -----   ------   --------  --------   ------
Income (loss) before
   extraordinary items              (843)    (681)    (2,397)   (6,328)  (6,177)

Extraordinary items  (Note 1)        125      ---    119,954       (30)     (40)
                                  ------   ------   --------  -------- --------

Net income (loss)                 $ (718)  $ (681)  $117,557  $ (6,358) $(6,217)
                                  ======   ======   ========  ========  =======

Cash distributed (Note 2)         $  ---   $  ---   $    ---  $    ---  $   ---


Per limited partnership unit (Note 3):
   Income (loss) before
    extraordinary items           $ (.28)  $ (.23)   $  (.74)  $  (1.81) $(1.77)
   Net income (loss)              $ (.24)  $ (.23)   $ 36.52   $  (1.82) $(1.78)
   Distributions   (Note 2)       $  ---   $  ---    $   ---   $    ---  $  ---

At December 31:
   Projects held                       1        5         6          30      30
   Mortgage notes receivable held    ---      ---       ---           1       1








                                   (continued)
                             See accompanying notes.

                    Condensed Consolidated Balance Sheet Data
                                 (in thousands)

                                                  December 31,
                                   -------------------------------------------
                                   1996     1995      1994      1993     1992
                                   ----     ----      ----      ----     ----
Assets
Net real estate investments       $3,225   $7,493   $ 19,778  $123,701 $127,395

Notes receivable, net                316       14        ---    44,951   45,635

Cash and other assets              2,492    2,325      3,407    16,630   19,618
                                  ------   ------   --------  -------- --------

Total assets                      $6,033   $9,832   $ 23,185  $185,282 $192,648
                                  ======   ======   ========  ======== ========


Liabilities and Partners' Equity (Deficit)
Notes payable and
 accrued interest                 $2,218   $5,069   $ 17,267  $295,380 $295,310

Other liabilities                     52      155        629     2,170    3,248
                                  ------   ------   --------  -------- --------

Total liabilities                  2,270    5,224     17,896   297,550  298,558

Total partners' equity (deficit)   3,763    4,608      5,289  (112,268)(105,910)
                                  ------   ------   --------  -------- --------
Total liabilities and partners'
   equity (deficit)               $6,033   $9,832   $ 23,185  $185,282 $192,648
                                  ======   ======   ========  ======== ========



                        NOTES TO SELECTED FINANCIAL DATA


1. The Partnership recognized extraordinary items from the Chapter 11 bankruptcy reorganization and early forgiveness of debt in 1994, 1993 and 1992.

2. The Partnership has suspended distributions since the second quarter of 1990.

3. In 1996, the per unit data is based on a 97.71% limited partnership interest and 2,936,376 weighted average limited partner units outstanding. In 1995 and 1994, the per unit data is based on a 97.73% limited partnership interest and 2,961,853 and 3,146,492 weighted average limited partner units outstanding, respectively. In 1993 and 1992, the per unit data is based on a 98.01% limited partnership interest and 3,414,839 weighted average limited partner units outstanding.

The comparability of the Consolidated Financial Data reflected in the above table has been affected by the reduction of total assets and related debt resulting from: (i) the disposition of properties in 1996 and 1995; and (ii) the bankruptcy reorganization and early extinguishment of debt in 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The predecessor partnership, Glenborough Limited, A California Limited Partnership, commenced operations as of June 30, 1986, following its acquisition of 66 real estate projects subject to non-recourse institutional debt secured by the projects and certain other assets, subject to certain liabilities, most of which related to the operations of the projects. Glenborough Limited acquired the projects and other assets in exchange for Partnership Units, in an Exchange Transaction involving 21 limited partnerships and one individual property owner. At the end of 1993, there was a technical termination of the predecessor partnership and Glenborough Partners commenced as successor to Glenborough Limited (collectively, "the Partnership").

The following discussion addresses the Partnership's financial condition at December 31, 1996 and its results of operations for the years ended December 31, 1996, 1995 and 1994. This information should be read in conjunction with the Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

In September, 1995, the Partnership invested $1,050,000 for a 25% limited partnership interest in GRC Airport. GRC Airport owns a property consisting of
10.14 acres of improved land with a 216,780 square foot building located in San Bruno, California. This property is leased to a single tenant which operates an off-site long-term parking facility for the San Francisco International Airport. Through January, 1997, the Partnership has received distributions from GRC
Airport totaling $128,000. Additionally, in January, 1997 the Partnership received $500,000, from GRC Airport representing a return of capital upon the refinancing of the property. An amendment to the lease was executed in November 1996 and calls for base monthly rent commencing in January 1997 of $96,000 compared to $ 83,000 under the prior lease terms.

Through three separate transactions in 1995 and 1996, including both the contribution of and sale of its assets, the Partnership has acquired a total of 579,006 limited partnership units in Properties. In 1996, Properties made distributions at an annual rate of $1.20 per limited partnership unit. These distributions provide a greater cash flow to the Partnership than the Partnership would have realized (after debt service payments) had it retained Industrial, UCT and Bond. In calendar year 1996, the Partnership received a total of $502,000 in distributions from Properties.

Effective June 30, 1996, the Partnership repurchased 50,954 units from its limited partners at a price of $2.50 per unit, which due to the illiquidity of the units, is a substantial discount from the estimated value of the units. These units have been canceled, which provides each remaining unitholder a slightly larger interest in the Partnership's assets, allowing all investors to share in the benefits from this purchase. Management believes that the limited partners opting to sell their ownership units back to the Partnership did so based on a desire to dispose of illiquid investments and eliminate the need for annual processing of tax related information.

In June and July, 1996, the Partnership acquired 131,347 units (representing a 13% interest) of Squaw, an affiliated partnership, for $352,000. Squaw's sole asset is a promissory note receivable from the sale of its interest in a resort in Squaw Valley, California. This sale of its interest in the resort provided Squaw with: (i) $700,000 cash; (ii) a $2,300,000 promissory note bearing interest at 8% per annum payable quarterly with $800,000 due in 1998 and $1,500,000 due in 1999; and (iii) additional payment contingent upon the consideration received in excess of a stated price related to any future sale of the resort.

On August 1, 1996, the Partnership purchased a $546,370 promissory note and a $1,350,000 NuView Union School District Credit for total consideration of $300,000 from an unaffiliated partnership which was liquidated in the fourth quarter of 1996. The promissory note is secured by a 199 acre parcel of land located in Riverside, California, requires no accrual or payment of interest, has a ten-year term and provides for a discounted payoff of $246,000 in the first year, increasing at increments of $30,000 in each subsequent year through the ten-year term. The School Credits represent prepaid property tax assessments on specified parcels of land in the Tri-City area of San Bernardino, California. In order for the specified parcels to be developed, the School Credits must first be repaid to the Partnership.

On September 9, 1996, the Partnership paid-off the $2,200,000 debt secured by the Rosemead property with proceeds from a $3,400,000 promissory note with a revolving line of credit provision. As of December 31, 1996, $1,200,000 of the total $3,400,000 remained undrawn on the line of credit. The new loan is secured by the Partnership's interest in Properties, accrues interest at a rate of 1 percentage point over the lender's index rate and requires monthly interest only payments. In January, 1997, the Partnership paid down $700,000 on this line of credit from the distributions received from GRC Airport (see above). In
February, 1997, the Partnership drew the remaining $1,900,000 on this line of credit to fund the purchase of partnership units in various affiliated and non-affiliated partnerships. In March, 1997, the Partnership obtained approval from the lender to increase its line of credit from $3,400,000 to $5,000,000.

In December, 1996, the Partnership purchased 931 limited partnership units or a 2.7% interest in Outlook VIII, an affiliated partnership for $163,000. At December 31, 1996, Outlook VIII owned interests in three rental properties.

The Partnership's investments in real estate partnerships have either generated positive cash flow for the Partnership or management believes have substantial upside potential.

As of December 31, 1996, the only real estate directly owned by the Partnership is a 129,500 square foot business center known as Rosemead Springs located in El Monte, California, consisting of seven, one and two story buildings. In January 1997, the Partnership entered into a contract with an unaffiliated third party for the sale of Rosemead Springs Business Center. The sale is expected to close in April, 1997 for a purchase price of $2,675,000. The Partnership's management can provide no guarantee that this sale will close under the terms specified or under any other terms.

Management believes that the Partnership's $403,000 cash and cash equivalents balance at December 31, 1996 plus its available line of credit (discussed above) are sufficient to meet its operating cash requirements.

The Partnership suspended its distributions in 1990 in an attempt to increase liquidity and improve its capital resources after paying for tenant and capital improvements, lease commissions, refinancing costs, and increasing debt service payments. As of December 31, 1996, distributions remain suspended, however in March, 1997 the Partnership made a special cash distribution totaling $295,000 to help alleviate its partners' tax burden arising from their portion of the undistributed taxable income of the Partnership in 1996.

Management continues to explore other opportunities where it may invest its capital resources in order to maximize return to its investors.

RESULTS OF OPERATIONS

1996 versus 1995

Rental revenues decreased $2,404,000 or 81% during the year ended December 31, 1996 from the year ended December 31, 1995 due to: (i) the contribution of Industrial and its four properties into Properties at December 31, 1995 and (ii) the sale of Bond to Properties on September 24, 1996.

Income from investments in affiliated partnerships during the year ended December 31, 1996 of $502,000 represents dividends received from its investment in Properties.

Equity in earnings from investment in an affiliated partnership increased in 1996 as such investment was not acquired until September, 1995; and thus, 1995 represented only a partial year of operations.

Interest  and other  revenue  increased  $93,000  or 28%  during  the year ended
December 31, 1996 over the year ended December 31, 1995 largely due to the recognition as other income of: (i) a non-refundable deposit received from the potential buyer of Rosemead Springs after the sale fell through in 1996, and
(ii) a fee in 1996 for the dissolution of a purchase/sale agreement paid by the owner of a property which the Partnership was negotiating to acquire.

Operating, general and administrative, depreciation and amortization, and interest expenses decreased in 1996 compared to 1995 due to the contribution of Industrial and sale of Bond to Properties.

At December 31, 1996, after several unsuccessful contracts to sell the property for an amount that would recover its carrying value, management concluded that the carrying value of the Partnership's investment in Rosemead Springs Business Center and adjacent lots was in excess of its estimated fair value and a provision for impairment of the investment in the amount of $1,090,000 was recorded. The estimated fair value of the Rosemead property has been based on a current offer for the property less selling costs.

The Partnership recognized $125,000 in gain from debt forgiveness after the lender on the loan secured by the Bond office building forgave $125,000 in debt, prior to the sale of Bond.

1995 versus 1994

Total revenue and expenses decreased in all areas except interest and other revenue during 1995 compared to 1994 due to the transferring of all but eight of the remaining properties back to Brazos (lender) during the first five months of 1994 in the bankruptcy reorganization. Two of the eight properties transferred from Brazos were sold soon after in 1994.

Interest and other revenue increased during this same period, largely resulting from the loan fees received upon the advances to unaffiliated partnerships and from property tax refunds from successful property tax appeals on the Partnership's current properties.

Item 8.  Financial Statements and Supplementary Data.


             GLENBOROUGH PARTNERS, A CALIFORNIA LIMITED PARTNERSHIP

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                          Page

Report of Independent Public Accountants...................................14

Financial Statements:

      Consolidated Balance Sheets - December 3l, l996
           and l995 .......................................................15

      Consolidated Statements of Operations
           for the years ended December 3l, l996, l995
           and l994........................................................16

      Consolidated Statements of Partners' Equity
           (Deficit) for the years ended December 3l, l996,
           l995 and l994...................................................17

      Consolidated Statements of Cash Flows for the years
           ended December 3l, l996, l995 and l994..........................18

      Notes to the Consolidated Financial Statements ......................20

Financial Statement Schedule:

Schedule III - Consolidated Real Estate
      Investments and Related Accumulated Depreciation
           at December 31, 1996 and Note thereto...........................32

Financial Statement Exhibit:
      Financial Statements of Significant Subsidiary.......................34

Other schedules are omitted either because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
GLENBOROUGH PARTNERS,
A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of GLENBOROUGH PARTNERS, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GLENBOROUGH PARTNERS, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1996, and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule listed in the index to consolidated financial statements and schedule is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.





San Francisco, California
February 11, 1997 (except with regards
  to the matter discussed in Note 2, as to which the date is March 28, 1997)

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                           December 31, 1996 and 1995
                    (in thousands, except units outstanding)

Assets                                                   1996          1995
------                                                 --------      --------
Real estate investment:
  Land                                                 $   ---       $   483
  Building and improvements                                ---         2,778
                                                       -------       -------
                                                           ---         3,261
Less:
  Accumulated depreciation                                 ---           (75)
                                                       -------       -------
     Net real estate investment                            ---         3,186


Real estate held for sale - net                          3,225         4,307


Other assets:
  Cash and cash equivalents                                403           812
  Notes receivable and other assets                        368           400
  Deferred financing and other fees, net
     of accumulated amortization of $234 and
     $219 at December 31,1996 and 1995, respectively        33            64
  Investments in affiliated partnerships                 2,004         1,063
                                                       -------       -------

Total assets                                           $ 6,033       $ 9,832
                                                       =======       =======

Liabilities and Partners' Equity
  Notes payable                                        $ 2,200       $ 5,035
  Accrued interest                                          18            34
  Accounts payable and accrued expenses                     52           155
                                                       -------       -------

Total liabilities                                        2,270         5,224
                                                       -------       -------

Partners' equity
  General partner                                          404           420
  Limited partners, 2,910,899 and 2,961,853
      units outstanding at December 31, 1996
      and 1995, respectively                             3,359         4,188
                                                       -------       -------

Total partners' equity                                   3,763         4,608
                                                       -------       -------

Total liabilities and partners' equity                 $ 6,033       $ 9,832
                                                       =======       =======




  The accompanying notes are an integral part of these consolidated statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
              For the years ended December 31, 1996, 1995 and 1994
                     (in thousands, except per unit amounts)

                                                  1996         1995       1994
                                                  ----         ----       ----
Revenue:
  Rental                                         $   563    $ 2,967    $  5,821
  Income from investments in
      affiliated partnerships                        502        ---         ---
  Equity in earnings (loss) of
      affiliated partnerships                         86        (45)        ---
  Interest and other                                 430        337         277
  Gain on property sales                             ---        ---       1,631
                                                 -------    -------    --------

  Total revenues                                   1,581      3,259       7,729
                                                 -------    -------    --------

Expenses:
  Operating, including $47, $132 and $445
      paid to affiliates in 1996, 1995
      and 1994, respectively                         517        625       2,500
  General and administrative, including
      $217, $292 and $590 paid to affiliates
      in 1996, 1995 and 1994, respectively           316        521       1,466
  Depreciation and amortization                       74        914       1,540
  Interest expense                                   427      1,880       3,620
  Provision for impairment of real estate
      held for sale                                1,090        ---         ---
  Loss on investment in unconsolidated
      joint venture                                  ---        ---       1,000
                                                 -------    -------    --------

  Total expenses                                   2,424      3,940      10,126
                                                 -------    -------    --------

Loss before extraordinary items                     (843)      (681)     (2,397)

Extraordinary items:
  Gain from bankruptcy reorganization
      and early extinguishment of debt               ---        ---     119,954
  Gain on forgiveness of debt                        125        ---         ---
                                                 -------    -------    --------

Net income (loss)                                $  (718)   $  (681)   $117,557
                                                 =======    =======    ========


Loss before extraordinary items
  per Limited Partnership Unit                   $  (.28)   $  (.23)   $   (.74)
Extraordinary items per Limited Partnership Unit     .04        ---       37.26
                                                 -------    -------    --------
Net income (loss) per Limited Partnership Unit   $  (.24)   $  (.23)   $  36.52
                                                 =======    =======    ========



 The accompanying notes are an integral part of these consolidated statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Consolidated Statements of Partners' Equity
         (Deficit) For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                                       Total
                                                                     Partners'
                                       General         Limited        Equity
                                       Partner         Partners      (Deficit)
                                     -----------      ---------      ----------

Balance, December 31, 1993           $   (2,234)      $(110,034)     $(112,268)

Net income                                2,669         114,888        117,557
                                     ----------       ---------      ---------

Balance, December 31, 1994                  435           4,854          5,289

Net loss                                    (15)           (666)          (681)
                                     ----------       ---------       --------

Balance, December 31, 1995                  420           4,188          4,608

Redemption of Units                         ---            (127)          (127)

Net loss                                    (16)           (702)          (718)
                                     ----------       ---------       --------

Balance, December 31, 1996           $      404       $   3,359       $  3,763
                                     ==========       =========       ========

















  The accompanying notes are an integral part of these consolidated statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Consolidated Statements of Cash Flows For
                the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                                        1996              1995          1994
                                                                        ----              ----          ----
Cash flows from operating activities:
    Net income (loss)                                                $   (718)         $  (681)      $117,557
    Adjustments to reconcile net income
        (loss) to net cash provided by
        (used for) operating activities:
          Depreciation and amortization                                    74              914          1,540
          Amortization of loan fees, included in
             interest expense                                              22               55            442
          Gain on property sales                                          ---              ---         (1,631)
          Loss on investment in unconsolidated joint venture              ---              ---          1,000
          (Income) loss on investments in
             affiliated partnerships                                      (86)              45            ---
          Gain from bankruptcy reorganization
             and early extinguishment of debt                             ---              ---       (119,954)
          Gain on forgiveness of debt                                    (125)             ---            ---
          Provision for impairment of real estate held for sale         1,090              ---            ---
          Changes in certain assets and liabilities:
             Increase in deferred financing and other fees                (56)             (77)          (462)
             Decrease in prepaid incentive and transaction fees
                (paid to related party)                                   ---              ---            348
             Decrease (increase) in other assets                          131              270           (503)
             Increase (decrease) in amount due from affiliate             195              (60)            60
             Increase in accrued interest                                   1              ---            107
             Decrease in accounts payable
                and accrued expenses                                      (56)            (379)          (554)
                                                                     --------          -------       --------

    Net cash provided by (used for) operating activities                  472               87         (2,050)
                                                                     --------          -------       --------

Cash flows from investing activities:
    Distribution from unconsolidated joint venture                        102              ---            ---
    Purchases of real estate                                              ---              ---           (318)
    Improvements to real estate                                           (26)            (108)          (440)
    Proceeds from sales of real estate                                    ---              ---          5,520
    Investment in unconsolidated joint venture                            ---              ---         (1,000)
    Increase in restricted cash                                           ---              ---            (35)
    Investment in affiliated partnership                                 (515)          (1,108)           ---
    Increase in notes receivable                                         (302)          (2,154)           ---
    Principal payment on note receivable                                  ---            2,141            ---
                                                                     --------          -------       --------

    Net cash provided by (used for) investing activities                 (741)          (1,229)         3,727
                                                                     --------          -------       --------


                                                    (continued)

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Cash Flows - continued
               For the years ended December 31, 1996 1995 and 1994
                                 (in thousands)

Cash flows from financing activities:                                    1996             1995           1994
                                                                         -----           ------         -----
    Proceeds from notes payable                                      $  2,200          $ 1,200       $    912
    Principal payments on notes payable                                (2,213)          (1,850)        (1,491)
    Redemption of limited partnership units                              (127)             ---            ---
                                                                     --------          -------       --------

    Net cash used for financing activities                               (140)            (650)          (579)
                                                                     --------          -------       --------

Net increase (decrease) in cash and cash equivalents                     (409)          (1,792)         1,098

Cash and cash equivalents (net of restricted cash):
        Beginning of period                                               812            2,604          1,506
                                                                     --------          -------       --------

        End of period                                                $    403          $   812       $  2,604
                                                                     ========          =======       ========


Supplemental disclosure of cash flow information:
    Cash paid for interest                                           $    421          $ 1,898       $  3,070
                                                                     ========          =======       ========
    Purchase of existing notes receivable                            $    ---          $(2,368)      $    ---
                                                                     ========          =======       ========
    Notes receivable paid off                                        $    ---          $ 2,368       $    ---
                                                                     ========          =======       ========

Supplemental disclosure of non cash transactions:
    Purchase of real estate:
        Increase in notes payable through purchase
        of real estate                                               $    ---          $   ---       $  2,835
                                                                     ========          =======       ========
    Bankruptcy reorganization and early extinguishment of debt:
        Rollout and foreclosure of real estate, net                  $    ---          $   ---       $(99,867)
        Extinguishment of debt                                            ---              ---        280,482
        Other                                                             ---              ---        (60,661)
                                                                     --------          -------       --------
    Gain from bankruptcy reorganization
        and early extinguishment of debt                             $    ---          $   ---       $119,954
                                                                     ========          =======       ========

    Contribution of subsidiary partnership to an affiliated partnership:
        Contribution of real estate, net                             $  3,145         $(11,799)  $        ---
        Assumption of debt by acquiring
          partnership (including accrued interest)                     (2,714)          11,583            ---
        Other assets and liabilities                                       10              216            ---
                                                                     --------          -------  -------------

        Net investment in affiliated partnership                     $    441         $    ---   $        ---
                                                                     ========         ========   ============



  The accompanying notes are an integral part of these consolidated statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994


Note 1.  SUMMARY OF PARTNERSHIP AND SIGNIFICANT ACCOUNTING POLICIES

Glenborough Limited, A California Limited Partnership, and GOCO Realty Fund I, a California Limited Partnership formerly known as Glenborough Operating Co. Ltd., A California Limited Partnership ("GOCO"), were formed in 1986 to acquire, own, operate, develop and lease commercial and residential real estate. At the end of 1993, there was a technical termination of Glenborough Limited. Glenborough Partners, A California Limited Partnership ("Partners"), commenced as successor to Glenborough Limited. GOCO was succeeded in 1995 by GPA Ltd., A California Limited Partnership ("GPA"). Partners and GPA operate as an economic unit and unless specifically designated otherwise, are referred to collectively as the "Partnership". The general partners of both Partners and GPA are Glenborough Corporation, a California corporation formerly known as Glenborough Realty Corporation, and Robert Batinovich (collectively "Glenborough" or "General Partner"). Glenborough Corporation is the managing general partner of the Partnership (the "Managing General Partner"). Glenborough Partners is the sole limited partner of GPA.

In June, 1986, the Partnership acquired 66 real estate projects from 21 limited partnerships and one individual (collectively, the "Predecessor Owners") in exchange for 4,899,488 limited partnership units (the "Exchange Transaction").

On May 21,  1992,  GOCO  Realty  Fund I filed a petition  in the  United  States
Bankruptcy Court for the Northern District of California for reorganization under Chapter 11 of the Federal Bankruptcy Code. On January 13, 1994, a plan of reorganization was filed with the Bankruptcy court which became effective
January 24, 1994. Under the plan of reorganization, the Partnership exercised its option to obtain releases from the lender on eight properties, while the options on the remaining properties were not exercised and those properties were transferred to the lender in satisfaction of the lender's claims.

As set forth under the plan of reorganization, two new subsidiary partnerships were created in February, 1994: (i) GPA West, L.P. ("West"), and (ii) GPA Industrial, L.P. ("Industrial") to facilitate the Partnership's holding and transfer of real property. A third subsidiary partnership, GPA Bond, L.P. ("Bond") was created in December, 1994 to hold and operate a property purchased on December 29, 1994. The general partners of each of these partnerships were Glenborough Corporation and Robert Batinovich while the sole limited partner of each was GPA.

Through December 31, 1995, all three partnerships were subsidiaries of GPA. On December 31, 1995, the Partnership contributed Industrial and its four properties to an affiliated partnership, Glenborough Properties, L.P. ("Properties"), the operating partnership of Glenborough Realty Trust Incorporated ("GLB"), a real estate investment trust managed by affiliates of the Partnership, in exchange for 542,333 limited partnership units in Properties. The debt securing the

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994

properties owned by Industrial was assumed by the acquiring partnership. As a result of the contribution, Industrial ceased to be a subsidiary of the Partnership effective December 31, 1995.

On July 15, 1996, the Partnership contributed its 45% non-voting limited partner interest in an affiliated partnership, University Club Tower ("UCT") (see Note
5),  to  Properties  in  exchange  for  10,606  limited   partnership  units  in
Properties.

On September 24, 1996, the partners of Bond sold their respective ownership interests in Bond to Properties and GRT Corporation, a wholly owned subsidiary of GLB. Properties issued 26,067 limited partnership units and paid-off approximately $2,800,000 of indebtedness secured by the Bond property in exchange for the interests in Bond. As of September 24, 1996, as a result of the sale, Bond is no longer a subsidiary of the Partnership.

As a result of the transactions described, the Partnership's real estate holdings as of December 31, 1996 has been reduced to one property which is currently held for sale.

Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

Investments in Real Estate - In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The Partnership adopted SFAS 121 in the fourth quarter of 1995. SFAS 121 requires that an evaluation of an individual property for possible impairment be performed whenever events or changes in circumstances indicate that an impairment may have occurred and that long-lived assets to be disposed of be carried at the

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994

lower of carrying amount or fair value. There was no impact on the financial position or results of operations of the Partnership from the initial adoption of SFAS 121.

Rental Property - Rental properties are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case carrying value of the property is reduced to estimated fair value. Estimated fair value:
(i) is based upon the Partnership's plans for continued operations of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

The rental property which is reflected on the Partnership's December 31, 1995 balance sheet was sold on September 24, 1996.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

Real Estate Held for Sale - Rental property held for sale is stated at the lower of cost or estimated fair value. Estimated fair value is computed using the estimated fair market sales price of the rental property. Once a rental property is classified as "held for sale", depreciation of the asset is ceased.

Cash and Cash Equivalents - The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days to be cash equivalents.

Deferred Financing Costs and Other Fees - Deferred financing costs are costs associated with obtaining financing and include refinancing and certain transaction fees. These deferred financing fees are amortized over the life of the related loan. Other fees consist primarily of deferred lease commissions which are amortized over the initial fixed term of the related lease agreement.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

Allocation of Net Income (Loss) - In 1994 and 1995, pursuant to the partnership agreements of Partners and GPA, the general partners and limited partners had ownership interests of 2.27% and 97.73%, respectively. This percentage is derived from the general partners' 1% direct interest in

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994

GPA and a 1.27% indirect interest through their 1.28% general partner interest in Partners' 99% interest in GPA.

As a result of an offer made to all of the Partnership's investors in April, 1996, the Partnership paid $127,000, a substantial discount from the estimated value of the units, to repurchase 50,954 limited partnership units from investors. These units were canceled with an effective date of June 30, 1996. The reduction in outstanding limited partnership units resulted in revised ownership interests of 2.29% and 97.71% by the general partners and limited partners, respectively.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' allocation of net income
(loss) divided by the weighted average limited partner units outstanding. In 1996, 1995 and 1994, the weighted average limited partner units outstanding was 2,936,376, 2,961,853 and 3,146,492, respectively.

Income Taxes - No provision for income taxes is included in the accompanying consolidated financial statements, as the Partnership's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity (deficit) for financial reporting purposes will differ from the Partnership income tax return because accounting methods used for certain items differ for financial reporting and income tax purposes.

Consolidation - The accompanying consolidated financial statements include the accounts of Partners and its majority owned partnerships GPA, West, Bond (through September 24, 1996), and Industrial (through December 31, 1995). All significant intercompany balances and transactions have been eliminated in the consolidation.

Reclassifications - Certain 1995 and 1994 balances have been reclassified to conform with the current year presentation.

Note 2.  RELATED PARTY TRANSACTIONS

As discussed in Note 1, the general partners of Partners and GPA and its subsidiaries are Glenborough Corporation and Robert Batinovich. Glenborough
Corporation is the managing general partner of the Partnership and has the exclusive management and control of the business of the Partnership.

Fees to Affiliates

Glenborough Corporation and its affiliates are entitled to receive expense reimbursements, fees, and other compensation for services provided to the Partnership as follows:

Property  management  fees  - 3% to  5% of  gross  property  receipts  collected

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994

Incentive fee - .5% of the fair value of assets to the extent earnings exceed $1.50 per unit Transaction fee - 2% of qualifying transaction price Refinancing fee - 1% of qualifying net loan refinancing proceeds

Fees and reimbursable expenses paid to Glenborough and included in the Partnership's operating expenses for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                1996         1995         1994
                                               -----        ------      ------
Property management fees                       $  30        $  106      $  239
Property management salaries (reimbursed)         17            26         206
                                               -----        ------      ------

Total property management fees and salaries    $  47        $  132      $  445
                                               =====        ======      ======

Leasing fees                                   $ ---        $  ---      $   50
                                               =====        ======      ======

The Partnership also reimburses Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $217,000, $292,000 and $590,000 for such expenses in 1996, 1995 and 1994, respectively.

Loss on Investment in Unconsolidated Joint Venture

In order for the Partnership to obtain free and clear title from Brazos, the previous mortgage holder on the properties known as the J.I. Case and Navistar buildings, the Partnership made a $1,000,000 principal paydown on a note payable on behalf of an affiliated partnership. In December, 1994, the Partnership and the affiliated partnership, UCT, agreed that the $1,000,000 paid by the Partnership and any subsequent payments on behalf of UCT would be an investment in UCT. The $1,000,000 investment was made possible after Glenborough waived a portion of its potential transaction fees due from the Partnership for the disposition of properties in 1994.

At December 31, 1994, the General Partner concluded that there was no equity in UCT, therefore the $1,000,000 invested in UCT was recognized as a loss on investment in unconsolidated joint venture in 1994.

Note receivable from affiliate

On March 28, 1995, West purchased a $1,908,000 mortgage note receivable from California Federal Bank, secured by a first deed of trust on a property owned by an affiliated partnership. This transaction was funded from the proceeds of a 1994 property sale. This note was repaid in May, 1995.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994

Note 3.  REAL ESTATE HELD FOR SALE

At December 31, 1996 the Partnership has a 129,500 square foot office project in El Monte, California, known as Rosemead Springs which is held for sale. In prior years, the Partnership received offers which supported its carrying value of approximately $4,315,000. At December 31, 1996, after unsuccessfully closing on offers which would recover the property's carrying value, management concluded that the carrying value of the Partnership's investment in Rosemead Springs Business Center and adjacent lots was in excess of its estimated fair value and a provision for impairment of the investment in the amount of $1,090,000 was recorded. The estimated fair value of the Rosemead property has been based on a current purchase offer for the property less selling costs.

Note 4.  NOTE RECEIVABLE AND OTHER ASSETS

On August 1, 1996, the Partnership purchased a $546,370 promissory note and a $1,350,000 credit with the NuView Union School District ("School Credits") for total consideration of $300,000 from an unaffiliated partnership which was liquidating. The promissory note is secured by a 199 acre parcel of land located in Riverside, California, requires no accrual or payment of interest, has a ten year term and provides for a discounted payoff of $246,000 in the first year increasing at increments of $30,000 in each subsequent year through the ten year term. The School Credits represent prepaid property tax assessments on specified parcels of land in the Tri-City area of San Bernardino, California. In order for the specified parcels to be developed, the School Credits must first be repaid to the Partnership. At December 31, 1996, these assets are recorded at cost of $300,000 and are included in notes receivable and other assets.

At December 31, 1995, the Partnership had incurred $3,000 in costs and $75,000 in purchase deposits for the potential acquisition of a lodging property. Through May, 1996, costs had increased to $35,000 and purchase deposits to $500,000. However, in May, 1996, the Partnership's offer was outbid in a bankruptcy court action procedure and the costs incurred and the $500,000 in purchase deposits plus accrued interest was refunded to the Partnership. Additionally, in June, 1996, the Partnership received a net breakup fee of $52,000 which is included in other income on the 1996 statement of operations.

Note 5.  INVESTMENT IN AFFILIATED PARTNERSHIPS

GLENBOROUGH PROPERTIES:
As stated in Note 1, on December 31, 1995, the Partnership contributed Industrial and its four properties including related debt, to an affiliated partnership, Properties, in exchange for 542,333 limited partnership units. The net assets contributed to the operating partnership had a net carrying value of zero.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994

On July 15, 1996, the Partnership contributed its 45% non-voting limited partnership interest in UCT (see below) to Properties, in exchange for 10,606 limited partnership units in Properties. The net investment contributed to Properties had a net carrying value of zero.

On September 24, 1996, the Partnership sold its ownership interest in Bond to Properties in exchange for 26,067 limited partnership units, giving the Partnership a cumulative total of 579,006 units. The net assets sold to Properties had a net carrying value of $441,000. In September, 1996, Heller Financial Inc., the lender on the loan secured by the Bond Street Building forgave $125,000 in debt, prior to the sale of Bond to Properties, discussed above. As a result, the Partnership recognized $125,000 of extraordinary gain from forgiveness of debt.

Since the Partnership holds only a 7.38% ownership interest in Properties at December 31, 1996, the Partnership accounts for this investment using the cost method. The Partnership's investment in Properties at December 31, 1996 is $441,000 which represents the equity in Bond at the time of sale.

Properties paid $502,000 in distributions to the Partnership in 1996. A fourth quarter 1996 distribution of $185,000 was declared by Properties' board of directors in January, 1997 and paid to the Partnership in March, 1997.

GLENCO SQUAW ASSOCIATES:
In 1996, the Partnership purchased 131,347 units (13% of the total units) in Glenco Squaw Associates ("Squaw") from investors for $352,000. Squaw is a partnership whose sole asset is a promissory note from the sale of its interest in a resort in Squaw Valley, California. Since the Partnership owns only a 13% interest in Squaw, the Partnership accounts for the investment in Squaw using the cost method.

OUTLOOK INCOME/GROWTH FUND VIII:
In December, 1996, the Partnership purchased 931 limited partnership units (equal to a 2.7% interest) in Outlook Income/Growth Fund VIII, a California Limited Partnership ("Outlook VIII"), for $163,000. At December 31, 1996,
Outlook VIII owned interests in three properties: (i) a 71,000 square foot retail shopping center in San Jose, California; (ii) a 96,000 square foot retail shopping center in San Marcos, Texas, which is currently held for sale; and
(iii) a 50% interest in a 342-unit apartment complex in Huntington Beach, California. The Partnership accounts for this investment in Outlook VIII using the cost method.

GRC AIRPORT ASSOCIATES:
In September, 1995, the Partnership made a $1,050,000 investment to acquire 25% of an unconsolidated joint venture, GRC Airport Associates ("GRC Airport"). The sole real estate asset of GRC Airport is a 216,000 square foot industrial warehouse in San Bruno, California purchased

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994

in October, 1995 for $9,225,000. The Partnership accounts for its investment in GRC Airport using the equity method.

In 1996, the Partnership received distributions totaling $102,000 from GRC Airport. A fourth quarter 1996 distribution to the Partnership of $26,500 plus a return of capital of $500,000 was declared and paid to the Partnership in January, 1997.

Summary condensed balance sheet information as of December 31, 1996, and the condensed statement of operations for the year then ended are as follows (in thousands):

                      Balance Sheet as of December 31, 1996

Investment in real estate, net                               $ 9,304
Other assets                                                     278
                                                             -------
     Total assets                                            $ 9,582
                                                             =======

Note payable                                                 $ 5,180
Other liabilities                                                204
                                                             -------
     Total liabilities                                         5,384
Partners' equity                                               4,198
     Total liabilities and partners' equity                  $ 9,582
                                                             =======


                             Statement of Operations
                      For the Year Ended December 31, 1996

Revenue                                                     $ 1,242
Expenses                                                        911
                                                            -------
Net income                                                  $   331
                                                            =======

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994


Note 6.  NOTES PAYABLE

Notes payable as of the stated balance sheet dates was as follows (in thousands):

                                                         1996          1995
                                                         ----          ----

A $3,400  line of credit  with  Mid-Peninsula
Bank,  secured by the Partnership's  interest
in Glenborough Properties.  The loan requires
monthly interest only payments, accruing at a
rate of 1 percentage  point over the lender's
index  rate   (effective  rate  of  9.25%  at
December 31, 1996), and matures  September 8,
1997.                                                  $ 2,200        $ ---

Note payable due Mid-Peninsula  Bank, secured
by first  deed of trust on  Rosemead  Springs
and  the  Partnership's   investment  in  GRC
Airport. The loan originally matured on April
15, 1996,  but was extended to coincide  with
the approval of a $3,400 line of credit. This
loan  was  paid off in  September,  1996.                   --        2,200

Note  payable  due  Heller   Financial  Inc.,
secured  by  first  deed of trust on the Bond
Street  Building.  The loan required  monthly
interest only payments at three hundred fifty
(350)  basis  points  plus  the  three  month
"Libor"  rate and  matured  on  December  31,
1999.  The loan was  assumed  and paid off by
Properties  upon its  acquisition of the Bond
property on  September  24,  1996.                          --        2,835
                                                       -------       ------

Total notes payable                                    $ 2,200      $ 5,035
                                                       =======      =======

Note 7.  OPTION PLAN

The Partnership's Option Plan provided for the grant of nonstatutory options to purchase units to the General Partners and the officers, directors, employees and certain consultants of the Managing General Partners, the property manager and its affiliates. Individuals who rendered services to Glenborough or its affiliates as an independent contractor may be considered an "employee" for purposes of the Option Plan, provided services are rendered on a continuing basis.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994

In 1995, all of the options were terminated except those held by a former director to purchase 19,000 Partnership units at $6.50 per unit. These outstanding options remain exercisable through the year 2000.

Note 8.  INCOME TAXES

Federal and state income tax laws provide that the income or loss of the Partnership is reportable by the partners in their respective income tax returns. Accordingly, no provisions for such taxes have been made in the accompanying financial statements. The Partnership reports certain transactions differently for tax and financial reporting purposes.

The Partnership's tax returns, its qualification as a partnership for federal income tax purposes, and the amount of taxable income or loss are subject to examination by the federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

For federal income tax reporting, (i) revenues and expenses are recognized on an accrual basis, i.e. lease income is recognized under the terms of the lease contract, (ii) fees paid for services related to seeking and evaluating potential real estate investments are deducted if and when the plans of acquisition are subsequently abandoned, (iii) depreciation is provided for under accelerated and modified accelerated cost recovery methods, (iv) certain organizational costs classified as syndication costs for tax purposes are not deductible, and (v) bad debts are deducted and written off when deemed uncollectible.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994


The following is a reconciliation for the years ended December 31, 1996, 1995 and 1994, of the net income (loss) for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):


                                                     1996       1995      1994
                                                     -----     ------    -----
Net income (loss) per financial statements        $  (718)   $  (681)  $117,557
     Adjustments:
         Loss from investment in affiliated
           partnerships                               (54)    (1,000)       ---
         Depreciation                                 (45)       392      1,132
         Provision for impairment of investment
           in unconsolidated joint venture          1,090        ---        ---
         Loan fee amortization                        ---        ---     (2,626)
         Gain on disposition of real estate           ---        ---    (95,188)
         Loss on investment in unconsolidated
           joint venture                              ---        ---      1,000
         Other                                       (116)      (388)      (343)
                                                  -------    -------   --------
Partners' income (loss) for
     federal income tax purposes                  $   157    $(1,677)  $ 21,532
                                                  =======    =======   ========


The following is a reconciliation as of December 31, 1996 and 1995 of partners' equity (deficit) for financial reporting purposes to estimated partners' equity (deficit) for federal income tax purposes (in thousands):

                                                     1996               1995
                                                    -----              -----
Partners' equity per financial statements         $  3,763         $   4,608
     Adjustments:
         Real estate investments                   (14,500)          (14,500)
         Depreciation                                5,801             5,846
         Cumulative provision for impairment
           of investment in real estate              1,090               ---
         Unit redemptions                          (35,501)          (35,501)
         Other                                        (183)              ---
                                                  --------         ---------
Partners' equity (deficit) for
      federal income tax purposes                $ (39,530)        $ (39,547)
                                                 =========         =========

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994


Note 9.  SUBSEQUENT EVENTS

In January, 1997, the Partnership paid down $700,000 on the Mid-Peninsula Bank line of credit. The funds used to pay down the line of credit came from the January, 1997 distributions from GRC Airport of $526,500 and cash reserves as of December 31, 1996. In February, 1997, the Partnership drew the remaining $1,900,000 available on the line of credit to fund the purchase of partnership units in various affiliated and non-affiliated real estate partnerships. On March 6, 1997, the Partnership obtained approval from the lender to increase its line of credit from $3,400,000 to $5,000,000 and subsequently has drawn an additional $280,000 to fund a special distribution to its partners.

                              GLENBOROUGH PARTNERS
                        A CALIFORNIA LIMITED PARTNERSHIP

                                  SCHEDULE III
                REAL ESTATE AND RELATED ACCUMULATED DEPRECIATION

                                December 31, 1996
                                 (in thousands)

Column A              Column B          Column C               Column D
-------------      ------------    ------------------     ----------------
                                                              Net Costs
                                                             Capitalized
                                                              (Reduced)
                                         Initial             Subsequent
                                         Cost to              to Acqui-
                                       Partnership             sition
                                     ----------------      ---------------


Properties          Encumbrances    Land     Buildings      Improvements
------------        ------------    -----   ----------    ----------------
Rosemead Springs
 Business Center,
 El Monte, CA (1)       $  0       $ 2,874    $ 9,792         $ (6,514)


Note (1): Rosemead Springs is classified as real estate held for sale at December 31, 1996.


Column A                        Column E                Column F       Column G     Column H       Column I
-------------          ---------------------------    -----------    -----------    --------    --------------

                                                                                                Life on Which
                                                                                                Depreciation
                               Gross Amount                                                     in the Latest
                                Carried at             Accumulated      Date of       Date    Income Statement
                             December 31, 1996        Depreciation   Construction   Acquired    Is Computed
                       ----------------------------   -------------  ------------   --------   --------------
                                 Buildings
                                    and
Properties             Land       Improv     Totals
------------           -----     --------    ------
Rosemead Springs
 Business Center,
 El Monte, CA (1)    $ 1,309     $ 4,843    $ 6,152      $  2,927        1980        7/15/83       50 years




                        See accompanying reconciliations

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       RECONCILIATION OF REAL ESTATE COST
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (in thousands)

     NOTE TO SCHEDULE III - REAL ESTATE AND RELATED ACCUMULATED DEPRECIATION


                                     1996           1995          1994
                                    ------         ------        -----

Balance, beginning of period      $    3,261     $  18,121     $ 166,576

Real estate addition                     ---           ---         3,153
Improvements                              18           108           440
Disposition of real estate            (3,279)      (14,968)     (144,814)
Real estate held for sale                ---           ---        (7,234)
                                  ----------     ---------     ---------
Balance, end of period            $      ---     $   3,261     $  18,121
                                  ==========     =========     =========


                   RECONCILIATION OF ACCUMULATED DEPRECIATION
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (in thousands)

                                     1996            1995         1994
                                    ------          ------        -----

Balance, beginning of period      $       75     $   2,901     $  42,875

Depreciation expense                      59           343         1,467
Disposition of real estate              (134)       (3,169)      (38,765)
Real estate held for sale                ---           ---        (2,676)
                                  ----------     ---------      --------

Balance, end of period            $      ---     $      75      $  2,901
                                  ==========     =========      ========


The aggregate cost basis of real estate owned at December 31, 1996, for federal income tax purposes was approximately $ 3,304.

Exhibit:  Financial Statements of Significant Subsidiary



            GRC AIRPORT ASSOCIATES, A CALIFORNIA LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                         Page

Report of Independent Public Accountants..................................35

Financial Statements:

      Balance Sheet - December 3l, l996 ..................................36

      Statement of Operations
           for the year ended December 3l, l996...........................37
      Statement of Partners' Equity
           for the year ended December 3l, l996...........................38

      Statement of Cash Flows for the year
           ended December 3l, l996........................................39

      Notes to the Financial Statements ..................................40

Financial Statement Schedule:

Schedule III - Real Estate
      Investments and Related Accumulated Depreciation at
          December 31, 1996 and Note thereto..............................43

Other schedules are omitted either because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
GRC AIRPORT ASSOCIATES,
A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the  accompanying  balance  sheet of GRC AIRPORT  ASSOCIATES,  A
CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRC AIRPORT ASSOCIATES, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to financial statements and schedule is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





San Francisco, California
February 11, 1997

                             GRC AIRPORT ASSOCIATES,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                  Balance Sheet
                                December 31, 1996
                    (in thousands, except units outstanding)

Assets
Real estate investment:
  Land                                       $      1,711
  Building and improvements                         7,835
                                             ------------
                                                    9,546
Less:
  Accumulated depreciation                           (242)
                                             ------------
    Net real estate investment                      9,304

Other assets:
  Cash                                                 78
  Accounts receivable                                  69
  Deferred financing and other fees,
     net of accumulated amortization of $23            74
  Prepaid expenses                                     57
                                              -----------

Total assets                                  $     9,582
                                              ===========

Liabilities and Partners' Equity
Liabilities:
  Note payable                                $    5,180
  Accrued interest                                    39
  Accounts payable and accrued expenses              165
                                              ----------

Total liabilities                                  5,384

Partners' equity
  General partner                                      3
  Limited partners, 8 limited partnership
      units outstanding                            4,195
                                              ----------

Total partners' equity                             4,198
                                              ----------

Total liabilities and partners' equity        $    9,582
                                              ==========






        The accompanying notes are an integral part of these statements.

                            GRC AIRPORT ASSOCIATES,
                        A CALIFORNIA LIMITED PARTNERSHIP



                             Statement of Operations

                      For the year ended December 31, 1996
                                 (in thousands)

Revenue:
  Rental                                       $     1,227
  Interest                                              15
                                               -----------

  Total revenue                                      1,242

Expenses:
  Operating, including $60, paid to affiliates         191
  General and administrative                            14
  Depreciation and amortization                        202
  Interest expense                                     504
                                               -----------

  Total expenses                                       911
                                               -----------

Net income                                     $       331
                                               ===========


Net income per Limited Partnership Unit        $        41
                                               ===========




















        The accompanying notes are an integral part of these statements.

                            GRC AIRPORT ASSOCIATES,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Statement of Partners' Equity
                      For the year ended December 31, 1996
                                 (in thousands)

                                                              Total
                                  General      Limited       Partners'
                                  Partner      Partners       Equity
                                  -------      --------      --------

Balance, December 31, 1995        $   ---      $  3,867      $  3,867

Net income                              3           328           331
                                  -------      --------      --------

Balance, December 31, 1996        $     3      $  4,195      $  4,198
                                  =======      ========      ========





























        The accompanying notes are an integral part of these statements.

                            GRC AIRPORT ASSOCIATES,
                        A CALIFORNIA LIMITED PARTNERSHIP

                             Statement of Cash Flows
                      For the year ended December 31, 1996
                                 (in thousands)

Cash flows from operating activities:
Net income                                                      $     331
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                   202
      Amortization of loan fees, included in interest expense          17
      Changes in certain assets and liabilities:
         Increase in account receivable                               (29)
         Increase in deferred financing and other fees                (36)
         Increase in prepaid expenses                                 (32)
         Decrease in accrued interest                                 (13)
                                                                 --------
         Decrease in accounts payable and accrued expenses            (26)
                                                                 --------

Net cash provided by operating activities                             414
                                                                 --------

Cash flows from investing activities:
    Improvements to real estate                                       (65)
                                                                 --------

    Net cash used for investing activities                            (65)
                                                                 --------

Cash flows from financing activities:
    Principal payments on notes payable                              (773)
    Cash contribution by limited partners                             525
    Cash distribution                                                (381)
                                                                 --------

    Net cash used for financing activities                           (629)
                                                                 ---------

Net decrease in cash                                                 (280)

Cash:
    Beginning of period                                               358
                                                                 --------

    End of period                                                $     78
                                                                 ========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $   500
                                                                 =======







        The accompanying notes are an integral part of these statements.

                            GRC AIRPORT ASSOCIATES,
                        A CALIFORNIA LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                December 31, 1996


Note 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

GRC Airport Associates, A California Limited Partnership, ("GRC Airport") was formed on August 31, 1995, to acquire, operate, lease and sell a parcel of land comprising approximately 10.14 acres with an approximately 216,780 square foot building in San Bruno, California ("Skypark"). GRC Airport has issued eight limited partnership units ("Units"). The general partner is GRC Airport GP Incorporated, a California corporation whose president is Robert Batinovich.

Allocation of distributions, net income and net loss are made pursuant to the terms of the Agreement of Limited Partnership. Distributions are allocated first ninety-nine percent (99%) to the GRC Airport limited partners and one percent (1%) to the general partner until the GRC Airport limited partners receive its invested capital plus a cumulative, but non-compounded annual return of twelve percent (12%) on the GRC Airport limited partners adjusted invested capital; thereafter eighty-five percent (85%) to the GRC Airport limited partners and fifteen percent (15%) to the general partner. Generally, net income is allocated to the partners to the extent of any deficit in their capital accounts then by the same method distributions would be allocated to the partners. Net loss is allocated ninety-nine percent (99%) to the GRC Airport limited partners (only to the extent that the GRC Airport limited partners capital accounts are not reduced below zero) with all other net loss allocated to the general partner.

Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

Investment in Real Estate - In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". GRC Airport adopted SFAS 121 in the fourth quarter

                            GRC AIRPORT ASSOCIATES,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                               December 31, 1996

of 1995. SFAS 121 requires that an evaluation of an individual property for possible impairment be performed whenever events or changes in circumstances indicated that an impairment may have occurred and that long-lived assets to be disposed of be carried at the lower of carrying amount or fair value. There was no impact on the financial position or results of operations of GRC Airport from the initial adoption of SFAS 121.

Rental Property - Rental property is stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case carrying value of the property is reduced to estimated fair value. Estimated fair value:
(i) is based upon GRC Airport's plans for continued  operations of the property;
(ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that GRC Airport could obtain from third parties for such property. The fulfillment of GRC Airport's plans related to its property is dependent upon, among other things, the presence of economic conditions which will enable GRC Airport to continue to hold and operate the property prior to its eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of GRC Airport's property could be materially different than current expectations.

Cash and Cash Equivalents - Certificates of deposit and money market funds with original maturities of less than ninety days are considered to be cash equivalents.

Deferred Financing Costs and Other Fees - Deferred financing costs are costs associated with obtaining financing and include refinancing and certain transaction fees. These deferred financing fees are amortized over the life of the related loan. Other fees consist of organizational costs which are amortized over five years.

Rental Income - Rental income is recognized as earned over the life of the respective lease.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' allocation on net income
(loss) divided by the weighted average limited partner units outstanding.

Income Taxes - No provision for income taxes is included in the accompanying financial statements, as GRC Airport's results of operations are allocated to the partners for inclusion in their respective income tax returns. Net income
(loss) and partners' equity for financial reporting purposes will differ from the GRC Airport income tax return because accounting methods used for certain items differ for financial reporting and income tax purposes.

Note 2.  RELATED PARTY TRANSACTIONS

GRC Airport GP Incorporated and its affiliates are entitled to receive expense reimbursements, fees, and other compensation for services provided to the Partnership as follows:

Property management fees - 5% of gross partnership revenue collected
Acquisition fee - $184,500 payable only to the extent that distributions paid to GRC Airport's limited partners are at a rate of 10% of the limited partners' adjusted invested capital, without depleting cash reserves below $50,000.

                            GRC AIRPORT ASSOCIATES,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                               December 31, 1996

Refinancing fee - 1% of qualifying net loan refinancing proceeds

Property management fees of $60,000 were paid to an affiliate of the general partner in 1996 and are included in GRC Airport's operating expenses for the year ended December 31, 1996.

Note 3.  NOTE PAYABLE

At December 31, 1996, GRC Airport had a $5,180,000 note payable due to Amresco Management, Inc., secured by the Skypark property. The loan was refinanced in January, 1997 with a $7,500,000 loan, secured by the Skypark property. The new loan accrues interest at 8.774% fixed for ten years (225 basis points above the 10 year Treasury Yield) and requires $61,783 in monthly principal and interest payments. The loan matures on January 7, 2007.

Note 4.  TENANT LEASE

GRC Airport's sole real estate property has one operating lease at December 31, 1996 that expires October 31, 2016. Future minimum rents on the non-cancelable lease as of December 31, 1996 is as follows (in thousands):

             1997                         $       1,150
             1998                                 1,207
             1999                                 1,268
             2000                                 1,331
             2001                                 1,398
             Thereafter                          20,847
                                          -------------

             Total                        $      27,201
                                          =============

Note 5.  TAXABLE INCOME

GRC Airport's tax returns, the qualification of GRC Airport as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to GRC Airport's taxable income or loss, the tax liability of the partners could change accordingly.

Note 6.  SUBSEQUENT EVENT

In January, 1997, GRC Airport made a fourth quarter 1996 distribution of $110,000 and a return of capital of $2,000,000 was declared and paid to its partners.

                             GRC AIRPORT ASSOCIATES
                        A CALIFORNIA LIMITED PARTNERSHIP

                                  SCHEDULE III
                REAL ESTATE AND RELATED ACCUMULATED DEPRECIATION

                                December 31, 1996
                                 (in thousands)

  Column A        Column B              Column C             Column D
-------------  --------------     --------------------    --------------


                                                            Net Costs
                                                           Capitalized
                                        Initial             Subsequent
                                        Cost to              to Aqui-
                                      Partnership             sition
                                  ------------------     ---------------


Properties       Encumbrances     Land     Buildings      Improvements
------------     ------------     -----   ----------    ----------------
Skypark,
 San Bruno, CA      $ 5,180       $ 1,711    $ 7,514             $    321




  Column A                 Column E                Column F      Column G     Column H    Column I
-------------  ------------------------------   -------------   ------------  --------  -------------

                                                                                         Life on Which
                                                                                         Depreciation
                                                                                        in the Latest
                         Gross Amount                                                       Income
                         Carried at              Accumulated      Date of      Date       Statement
                       December 31, 1996         Depreciation   Construction  Acquired   Is Computed
                -----------------------------    ------------   ------------  --------  -------------
                          Buildings
                            and
Properties      Land       Improv      Totals
------------    -----     --------      -----
Skypark,
 San Bruno, CA  $ 1,711     $ 7,835   $  9,546      $  242         N/A        10/10/95     39 years




                        See accompanying reconciliations

                             GRC AIRPORT ASSOCIATES,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       RECONCILIATION OF REAL ESTATE COST
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (in thousands)

     NOTE TO SCHEDULE III - REAL ESTATE AND RELATED ACCUMULATED DEPRECIATION




Balance, beginning of period                                  $   9,481

Improvements                                                         65
                                                              ---------

Balance, end of period                                        $   9,546
                                                              =========


                   RECONCILIATION OF ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (in thousands)



Balance, beginning of period                                  $     41

Depreciation expense                                               201
                                                              --------

Balance, end of period                                        $    242
                                                              ========


The aggregate cost basis of real estate owned at December 31, 1996, for federal income tax purposes was approximately $ 9,546.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
            Financial Disclosure.

None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

General Partners

The Partnership has no directors or executive officers. The general partners of the Partnership are Glenborough Corporation ("GC", the "Managing General Partner", formerly known as Glenborough Realty Corporation) and Robert Batinovich.

Robert Batinovich was the President, Chief Executive Officer and Chairman of Glenborough Corporation from its inception in 1987 until his resignation effective January 10, 1996. On August 31, 1994, Mr. Batinovich was elected Chairman, President and Chief Executive Officer of Glenborough Realty Trust Incorporated ("GLB"), a newly created Real Estate Investment Trust, which began trading on the New York Stock Exchange on January 31, 1996. He was a member of the Public Utilities Commission from 1975 to January 1979 and served as it President from January 1977 to January 1979. He is a member of the Board of Directors of Farr Company, a publicly held company that manufactures industrial filters. He has extensive real estate investment experience. Mr. Batinovich's business background includes managing and owning manufacturing, vending and service companies and a national bank.

For informational purposes, the following are the names and a brief description of the background and experience of each of the controlling persons, directors and executive officers of the Managing General Partner as of February 28, 1997:

Name                          Age           Position

Andrew Batinovich             38            Chief Executive Officer and
                                            Chairman of the Board

Robert Bailey                 35            Secretary and Corporate Counsel

Sandra Boyle                  48            President and
                                            Chief Operating Officer

June Gardner                  45            Director

Terri Garnick                 36            Chief Financial Officer

Judy Henrich                  51            Vice President

Wallace A. Krone Jr.          65            Director

Andrew Batinovich was elected Chairman of the Board and Chief Executive Officer of GC on January 10, 1996. He has been employed by GC since 1983, and had functioned since 1987 as Chief Operating Officer and Chief Financial Officer. Mr. Batinovich also serves as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director of GLB. He holds a California real estate broker's license and is a Member of the National Advisory Council of BOMA International. He received his B.A. in International Finance from the American University of Paris. Prior to joining Glenborough, Mr. Batinovich was a lending officer with the International Banking Group and the Corporate Real Estate Division of Security Pacific National Bank.

Robert Bailey joined GC in 1989 as Associate Counsel and was elected Secretary of GC on May 15, 1995. He is responsible for all landlord/tenant documentation, tenant litigation, corporate and partnership matters and employment matters. In 1984, he received his Bachelor of Arts degree from the University of California at Santa Barbara and his Juris Doctor degree from Vermont Law School in 1987.
From 1987 to 1989, Mr. Bailey was an associate with the law firm of Pedder, Stover, Hesseltine & Walker, where he specialized in business litigation. He is a member of the State Bar of California.

Sandra Boyle has been associated with GC or its associated entities since 1984 and has served as President and Chief Operating Officer of GC since January 10, 1996. She was originally responsible for residential marketing, and her responsibilities were gradually expanded to include residential leasing and management in 1985, and commercial leasing and management in 1987. She was elected Vice President in 1989, and continues to supervise marketing, leasing, property management operations and regional offices. Ms. Boyle also serves as a Senior Vice President of GLB. Ms. Boyle holds a California real estate broker's license and a CPM designation, and is a member of the National Advisory Council and Finance Committee of BOMA International; and Board of Directors of BOMA San Francisco and BOMA California.

June Gardner was elected a director of GC on January 10, 1996. She was associated with GC from 1984 through 1995, as Senior Vice President, Corporate Controller with responsibilities in the areas of corporate financial planning, reporting, accounting and banking relationships. Before joining GC, Ms. Gardner was Assistant Vice President of JMB Realty Corporation from 1977 to 1984, with responsibilities in the areas of financial management and reporting.

Terri Garnick has served as Chief Financial Officer of GC since January 10, 1996. She is also Senior Vice President, Chief Accounting Officer and Treasurer of GLB. Ms. Garnick is responsible for property management accounting, financial statements, audits, Securities and Exchange Commission reporting, and tax returns. Prior to joining GC in 1989, Ms. Garnick was a controller at August Financial Corporation from 1986 to 1989 and was a Senior Accountant at Deloitte, Haskins and Sells from 1983 to 1986. She is a Certified Public Accountant and has a Bachelor of Science degree from San Diego State University.

Judy Henrich is a Vice President of GC, effective January 10, 1996 and is responsible for the coordination of all due diligence, broker-dealer and investor communications for partnerships managed by GC. Prior to joining GC, Ms. Henrich, was associated with Rancon Financial Corporation from 1981 through early 1995, as Senior Vice President since 1985, with responsibilities similar to those at GC. Ms. Henrich also served as Executive Vice President of Rancon Securities Corporation from

1988 to 1991, and thereafter as its Chief Executive Officer. Prior to joining Rancon, Ms. Henrich was manager of public relations and advertising for Kaiser Development Company, a diversified real estate holding company.

Wallace A. Krone has been an entrepreneur in the restaurant business since 1965, and owns a number of Burger King restaurants in the San Francisco area. Mr. Krone has been associated with GC since 1982 as an investor in one or more partnerships, and has been a member of the board of directors of GC since 1989.

Item 11.          Executive Compensation.

Compensation and Fees

In accordance with the Partnership Agreement for GPA Ltd, the Managing General Partner receives expense reimbursements and fees for services provided to the Partnership. Information regarding these fees and reimbursements is incorporated herein by reference to Note 2 of the Notes to Consolidated Financial Statements under the heading "Fees to Affiliates" and Note 1 of the Notes to Consolidated Financial Statements under the heading "Allocation of Net Income (Loss)".

The Partnership has no employees and pays no salary or other cash compensation, directly to any person other than the fees and expense reimbursements described above. All officers of the Managing General Partner receive a salary and other benefits from Glenborough Corporation as compensation for Partnership activities as well as other activities of Glenborough Corporation not related to the Partnership.

Option Plan

As of December 31, 1996, all outstanding options, except for 19,000 options exercisable by a former director, have been terminated.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the Units owned on December 31, 1996 by (a) each Unitholder known to the Partnership to own beneficially more than 5% of the outstanding Units; (b) each Unitholder under common control of an officer, director, or 5% Unitholder; (c) each individual general partner of the Partnership and each director of the managing general partner; and (d) all executive officers and directors of the managing general partner as a group. All outstanding options, except for 19,000 options exercisable by a former director were canceled as of December 4, 1995.

Name of Beneficial                              Units             Percent
Owner (Notes 1 and 2)                           Owned             Owned (3)
---------------------                           -----            ---------

Robert Batinovich
(Note 4)                                        549,469            18.51%

Robert Batinovich,
General Partner                                  34,577             1.16%

Glenborough Realty Trust Incorporated           116,945             3.94%

Glenborough Corporation                           1,108             0.04%

Glenborough Corporation
  General Partner                                 3,842             0.13%

Andrew Batinovich                                24,248             0.82%

Wallace A. Krone, Jr.                            52,026             1.75%
1650 Borel Place, #226
San Mateo, CA 94402

Samuel Scripps (Note 5)                         459,138            15.47%

All Executive Officers and                       77,688             2.62%
Directors as a Group
(3 persons)


Notes:

(1) Unless otherwise indicated, the addresses of the above beneficial owners are the same as that of the registrant.

(2) The persons named on the table have sole voting and investment power with respect to all interests beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to the table. The table assumes the exercise of outstanding options held by one former director to acquire an aggregate of 19,000 Units, which are presently exercisable.

(3) Percent owned is calculated by dividing the sum of the Unitholder's Units and exercisable options by the sum of all outstanding Units and exercisable options.

(4) Excludes Mr. Batinovich's 1.17% General Partner interest in the Partnership. Excludes 14,817 Units that Mr. Batinovich may vote as Trustee for one Unitholder, as to which Mr. Batinovich disclaims beneficial ownership. Excludes the 0.1% General Partner interest and 1,108 Limited Partnership Units owned by Glenborough Corporation, of which Mr. Batinovich was majority owner. Excludes 5,198 Units owned by the Robert and Garnet Anne Batinovich l982 Irrevocable
Inter Vivos Trust for the benefit of Angela Batinovich, as to which Robert Batinovich disclaims beneficial ownership.

(5) Includes Units owned by three trusts and one partnership of which Samuel Scripps is the beneficial owner.

Item l3.          Certain Relationships and Related Transactions.

Fees and Reimbursable Expenses - During l996 and in accordance with the prior and current Limited Partnership Agreements (incorporated by reference to Exhibits 10.40 through 10.43 to the Partnership's annual report on Form 10-K dated December 31, 1995, No. 33-3657), the Managing General Partner received management fees and reimbursed expenses (see Item 8., Note 2 - Related Party Transactions).

Item l4. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      (l)      Financial Statements and
         (2)      Financial Statement Schedule

         See  Item 8 of this  Form  10-K  for the  Financial  Statements  of the
         Partnership, Notes thereto, Report of Independent Certified Public Accountants, and Supplemental Schedule. A Table of Contents to Financial Statements, Supplemental Schedule and Exhibit is included in
         Item 2 and incorporated herein by reference.

         (3) Exhibits
                                                          Page Number or
Exhibit                                                   Incorporation
Number              Description                           By Reference to
------------------------------------------------------------------------------
10.39          Cash Collateral and Property          Exhibit 10.39 to
               Management Agreement dated            the Annual Report
               July 1, 1992 and amended              on Form 10-K
               October 23, 1992 by and among         No. 33-3657 for the
               New West Federal Savings and          year ended
               Loan Association, GOCO Realty         December 31, 1992.
               Fund I and Glenborough Corporation.

10.40          Limited Partnership Agreement         Exhibit 10.40 to the
               of Glenborough Partners, A            Annual Report on
               California Limited Partnership        Form 10-K No. 33-3657
                                                     for the year ended
                                                     December 31, 1995

10.41          Limited Partnership Agreement of      Exhibit 10.41 to the
               GPA West L.P.                         Annual Report on Form
                                                     10-K No. 33-3657 for
                                                     the year ended
                                                     December 31, 1995

10.42          Limited Partnership Agreement of      Exhibit 10.42 to the
               GPA Industrial L.P.                   Annual Report on Form
                                                     10-K No. 33-3657 for
                                                     the year ended
                                                     December 31, 1994

10.43          Limited Partnership Agreement of      Exhibit 10.43 to the
               GPA Bond L.P.                         Annual Report on Form
                                                     10-K No. 33-3657 for
                                                     the year ended
                                                     December 31, 1994
27.            Financial Data Schedule

(b)            Reports on Form 8-K

No reports on Form 8-K were required to be filed in the period subsequent to September 30, l996.

                                   SIGNATURES


Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP



By:  /s/ Robert Batinovich        By:   Glenborough Corporation,
      Robert Batinovich                    a California corporation
      General Partner



    Date: March 28, 1997                     By: /s/ Andrew Batinovich
                                                 Andrew Batinovich
                                                 Chief Executive Officer
                                                 and Chairman of the Board


                                             Date: March 28, 1997



                                           By: /s/ Terri Garnick
                                               Terri Garnick
                                               Chief Financial Officer

                                           Date: March 28, 1997


                                           By: /s/ June Gardner
                                               June Gardner
                                               Director


                                           Date: March 28, 1997

          (A Majority of the Board of Directors of the General Partner)