Form 10-Q
period 1997-03-31
GLENBOROUGH PARTNERS A CALIFORNIA LP
filed 1997-05-15
CIK 790129

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                         Commission File Number: 33-3657


                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                 California                            94-3199021
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

     400 South El Camino Real, Suite 1100
               San Mateo, California                    94402-1708
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

                                   Yes X No __



        Total number of units outstanding as of March 31, 1997: 2,910,899

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                     March 31,     December 31,
                                                       1997            1996

Assets
Real estate held for sale, net                       $  3,225       $  3,225
Cash and cash equivalents                                 184            403
Notes receivable and other assets                         428            368
Deferred financing costs and other fees, net of
  accumulated amortization of $235 and $234
  at March 31, 1997 and December 31, 1996,
  respectively                                             49             33
Investment in affiliated partnerships                   1,793          2,004
Investment in unaffiliated partnerships                 1,536            ---
                                                     --------       --------

  Total assets                                       $  7,215       $  6,033
                                                     ========       ========

Liabilities and Partners' Equity
Liabilities:
  Notes payable                                      $  3,680       $  2,200
  Accounts payable and accrued expenses                    39             70
                                                     --------       --------

  Total liabilities                                     3,719          2,270
                                                     --------       --------

Partners' equity:
  General partner                                         401            404
  Limited Partners, 2,910,899 units outstanding at
    March 31, 1997 and December 31, 1996                3,095          3,359
                                                     --------       --------

  Total partners' equity                                3,496          3,763
                                                     --------       --------

  Total liabilities and partners' equity             $  7,215       $  6,033
                                                     ========       ========



          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
                     (in thousands, except per unit amounts)
                                   (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                          1997         1996
Revenue:
  Rental income                                         $     27     $    193
  Income from investment in affiliated partnership           185          ---
  Equity in earnings of affiliated partnership                30           31
  Interest and other income                                    2            5
                                                        --------     --------

     Total revenue                                           244          229
                                                        --------     --------

Expenses:
  Operating, including $4 and $15 paid to
    affiliates during the three months ended
    March 31, 1997 and 1996, respectively                     62          134
  General and administrative, including $43 and
    $55 paid to affiliates during the three months
    ended March 31, 1997 and 1996, respectively               88           70
  Depreciation and amortization                                1           24
  Interest expense                                            65          121
                                                        --------     --------

     Total expenses                                          216          349
                                                        --------     --------

Net income (loss)                                       $     28     $  (120)
                                                        ========     ========


Net income (loss) per limited partnership unit          $   0.01     $ (0.04)
                                                        ========     ========

Distributions per limited partnership unit              $   0.10     $    ---
                                                        ========     ========

Weighted average number of limited partnership units
  outstanding during the period used to compute net
  income (loss) and distribution per limited
  partnership unit                                     2,910,899    2,961,853
                                                       =========    =========





          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Statements of Partners' Equity
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)



                                                                 Total
                                  General       Limited        Partners'
                                  Partner       Partners        Equity

Balance at December 31, 1996      $   404        $ 3,359        $ 3,763

Cash distributions                     (4)          (291)          (295)

Net income                              1             27             28
                                  -------        -------        -------

Balance at March 31, 1997         $   401        $ 3,095        $ 3,496
                                  =======        =======        =======



Balance at December 31, 1995      $   420        $ 4,188        $ 4,608

Net loss                               (3)          (117)          (120)
                                  -------        -------        -------

Balance at March 31, 1996         $   417        $ 4,071        $ 4,488
                                  =======        =======        =======
















          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Cash Flows (in thousands)
                                   (Unaudited)
                                                           Three months ended
                                                                 March 31,
                                                             1997       1996
Cash flows from operating activities:
  Net income (loss)                                        $    28     $  (120)
Adjustments to reconcile net income (loss) to
 net cash used for operating activities:
  Depreciation and amortization                                  1          24
  Amortization of loan fees, included in interest expense      ---           3
  Equity income from investment in affiliated partnership      (30)        (31)
Changes in certain assets and liabilities:
  Deferred financing costs and other fees                      (17)         (1)
  Notes receivable and other assets                            (10)        (30)
  Accounts payable and accrued expenses                        (31)         (8)
                                                           -------     -------

Net cash used for operating activities                         (59)       (163)
                                                           -------     -------

Cash flows from investing activities:
  Distribution from investment in affiliated partnership       526          23
  Investment in affiliated partnership                        (285)        ---
  Investment in unaffiliated partnerships                   (1,536)        ---
  Additions to real estate investments                         ---         (11)
  Increase in notes receivable and other assets                (50)       (173)
                                                           -------     -------

Net cash used for investing activities                      (1,345)       (161)
                                                           -------     -------

Net cash flows from financing activities:
  Proceeds from notes payable                                2,180         ---
  Principal payments on notes payable                         (700)        ---
  Distributions to partners                                   (295)        ---
                                                           -------     -------

Net cash provided by financing activities                    1,185         ---
                                                           -------     -------

Net decrease in cash and cash equivalents                     (219)       (324)

Cash and cash equivalents at beginning of period               403         812
                                                           -------     -------

Cash and cash equivalents at end of period                 $   184     $   488
                                                           =======     =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $    54     $   119
                                                           =======     =======
          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)


Note 1.  SUMMARY OF PARTNERSHIP AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Glenborough Corporation, the managing general partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Glenborough Partners, A California Limited Partnership, at March 31, 1997 and December 31, 1996, the related statements of operations, statements of partners' equity and statements of cash flow for the three months ended March 31, 1997 and 1996.

Consolidation - The accompanying consolidated financial statements of Glenborough Partners, A California Limited Partnership include the accounts of its majority-owned partnerships GPA Ltd., GPA West, and GPA Bond (through September 24, 1996). All significant intercompany balances and transactions have been eliminated in the consolidation.

Allocation of net income (loss) - Pursuant to the partnership agreements of Partners and GPA Ltd., the general partners held a 2.27% share of the Partnership's net income or loss and distributions during the period ended March 31, 1996. This percentage is derived from the general partners' 1% direct interest in GPA Ltd. and a 1.27% indirect interest through their 1.28% general partner interest in Glenborough Partners' 99% interest in GPA Ltd.

As a result of an offer made to all of the Partnership's investors in April, 1996, the Partnership paid $127,000, a substantial discount from the estimated value of the units, to repurchase 50,954 limited partnership units from investors. These units were canceled with an effective date of June 30, 1996, resulting in 2,910,899 limited partnership units outstanding as of June 30, 1996. The reduction in outstanding limited partnership units resulted in revised ownership interests of 2.29% and 97.71% by the general partners and limited partners, respectively.

Reclassifications - Certain items in the 1996 financial statements have been reclassified to conform to the 1997 financial statement presentation.

Note 2.  REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1996 audited financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)


Note 3.  RELATED PARTY TRANSACTIONS

In accordance with the Limited Partnership and Property Management Agreements, the Partnership shall pay Glenborough compensation for services provided to the Partnership and management of the Partnership's assets. All fees and reimbursable expenses paid to Glenborough and included in the Partnership's operating expenses for the three months ended March 31, 1997 and 1996 are as follows (in thousands):

                                                      Three months ended
                                                           March 31,
                                                      1997          1996

Property management fees                            $     1       $    10
Property management salaries (reimbursed)                 3             5
                                                    -------       -------
Total property management fees and salaries         $     4       $    15
                                                    =======       =======

The Partnership also reimburses Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $43,000 and $55,000 for such expenses during the three months ended March 31, 1997 and 1996, respectively.

Note 4.  INVESTMENT IN AFFILIATED PARTNERSHIPS

GLENBOROUGH PROPERTIES L.P.:
The Partnership received $185,000 in the first quarter of 1997 which represented the fourth quarter 1996 distributions from its investment in Glenborough Properties L.P. This has been recognized as income on the accompanying March 31, 1997 consolidated statement of operations.

OUTLOOK INCOME/GROWTH FUND VIII:
On February 14, 1997, the Partnership purchased 1,022 limited partnership units in Outlook Income/Growth Fund VIII, a California Limited Partnership ("Outlook VIII") (a partnership with the same general partner as the Partnership), from an unaffiliated limited partner for $179,000. This provided the Partnership a total of 1,953 limited partnership units (a 5.6% interest) in Outlook VIII as of March 31, 1997. The Partnership accounts for this investment in Outlook VIII using the cost method.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)


At March 31, 1997, Outlook VIII owned interests in three properties: (i) a shopping center in San Jose, California, consisting of 83,000 square feet of ground leases and 71,000 square feet of leasable retail space, which is currently held for sale; (ii) a 96,206 square foot retail shopping center in San Marcos, Texas; and (iii) a 50% interest in a 342-unit apartment complex in Huntington Beach, California.

In April 1997, the Partnership purchased an additional 813 limited partnership units (equal to a 2.3% interest) from another unaffiliated limited partner in Outlook VIII for $138,000, resulting in a 7.9% interest in Outlook VIII.

OUTLOOK INCOME FUND 9:
On February 14, 1997, the Partnership purchased 1,386,746 limited partnership units (equal to a 3.9% interest) in Outlook Income Fund 9, a California Limited Partnership ("Outlook 9") (a partnership with the same general partner as the Partnership), from an unaffiliated limited partner for $106,000. The Partnership accounts for the investment in Outlook 9 using the cost method.

At March 31, 1997, Outlook 9 owned interests in: (i) a 160-unit apartment complex in Las Vegas, Nevada; (ii) a 171,743 square foot business center in Eden Prairie, Minnesota; (iii) a 121-suite hotel in Memphis, Tennessee; and (iv) a 139-suite hotel in Tempe, Arizona.

In  April  1997,  the  Partnership   purchased  an  additional  256,000  limited
partnership units (equal to a 0.7% interest) from another unaffiliated limited partner in Outlook 9 for $18,000, resulting in a 4.6% interest in Outlook 9.

GRC AIRPORT ASSOCIATES:
The Partnership owns a 25% interest in GRC Airport Associates, a California Limited Partnership. The sole real estate asset of GRC Airport Associates is a
216,000 square foot industrial warehouse in San Bruno, California. The Partnership accounts for its investment in GRC Airport using the equity method.

In January, 1997, the Partnership received a fourth quarter 1996 distribution of $26,500 plus a return of capital distribution of $500,000 from GRC Airport.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)


GRC Airport has been determined to be a significant subsidiary of the Partnership. As such, summary condensed balance sheet information as of March 31, 1997, and the condensed statement of operations for the three months ended March 31, 1997 are as follows (in thousands):

                                   GRC Airport
                       Balance Sheet as of March 31, 1997

Investment in real estate, net                             $     9,254
Cash and cash equivalents                                          244
Other assets                                                       292
                                                           -----------
       Total assets                                        $     9,790
                                                           ===========

Note payable                                               $     7,493
Other liabilities                                                   88
                                                           -----------
       Total liabilities                                         7,581
Partners' equity                                                 2,209
                                                           -----------
       Total liabilities and partners' equity              $     9,790
                                                           ===========

                                   GRC Airport
                             Statement of Operations
                    For the three months ended March 31, 1997

Revenue                                                    $       430
Expenses                                                           312
                                                           -----------
       Net income                                          $       118
                                                           ===========

The Partnership's share of GRC Airport's net income was $30,000 during the three months ended March 31, 1997.

Note 5.  INVESTMENT IN UNAFFILIATED PARTNERSHIPS

On February 14, 1997, the Partnership purchased limited partnership units in the following unaffiliated real estate partnerships:

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)

                                                   Ownership
       Partnership                   Units             %             Amount
   --------------------             ------         --------         --------
   Rancon Pacific Realty, LP        40,093           1.9%           $120,279
   Rancon Income Fund I                715           4.9%           $214,500
   Rancon Realty Fund IV             2,537           3.2%           $587,747
   Rancon Realty Fund V              2,491           2.5%           $613,334

Note 6.  NOTES PAYABLE

In January 1997, the Partnership paid down $700,000 on the Mid-Peninsula Bank line of credit. The funds used to pay down the line of credit came from the January 1997 distributions from GRC Airport and Partnership cash reserves. In February 1997, the Partnership drew $1,900,000 on the line of credit to fund the purchase of partnership units in various affiliated and non-affiliated real estate partnerships. On March 6, 1997, the Partnership obtained an increase on its line of credit from $3,400,000 to $5,000,000 and subsequently drew an additional $280,000 to fund a special distribution to its partners (see below).

Note 7.  DISTRIBUTIONS

On March 26, 1997, the Partnership made a special $295,000 cash distribution to help alleviate its partners' tax burden arising from their portion of the undistributed 1996 taxable income of the Partnership.

Note 8.  SUBSEQUENT EVENTS

On April 18, 1997, the Partnership sold its Rosemead Springs property, a 129,500 square foot multi-tenant office building located in El Monte, California, to an unaffiliated entity. Total consideration of $2,675,000 was paid in cash and used by the Partnership to pay down its line of credit with Mid-Peninsula Bank. The Partnership still owns 1.16 acres of land which is held for sale.

In May 1997, the Partnership purchased a total of 6,000 shares of Glenborough Realty Trust Incorporated ("GLB"), a real estate investment trust managed by affiliates of the Partnership, for $120,000. GLB is publicly traded on the New York Stock Exchange.

The following pro forma consolidated financial statements represent the Partnership's consolidated balance sheet and consolidated statement of operations as of and for the three months ended March 31, 1997, and for the year ended December 31, 1996, as if the Rosemead Springs property was sold on January 1, 1996.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)



                      Pro forma Consolidated Balance Sheet
                              As of March 31, 1997
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                           Pro forma
                                             Historical   Adjustments  Pro forma
Assets
Real estate held for sale, net                $  3,225     $ (2,675)   $   550

Cash and cash equivalents                          184          ---        184
Notes receivable and other assets                  428          (21)       407
Deferred financing costs and other fees, net        49          ---         49
Investment in affiliated partnerships            1,793          ---      1,793
Investment in unaffiliated partnerships          1,536          ---      1,536
                                              --------     --------    -------

Total assets                                  $  7,215     $ (2,696)   $ 4,519
                                              ========     ========    =======

Liabilities and Partners' Equity
Liabilities:
   Notes payable                              $  3,680     $ (2,682)   $   998
   Accounts payable and accrued expenses            39          (10)        29
                                              --------     --------    -------

Total liabilities                                3,719       (2,692)     1,027
                                              --------     --------    -------

Partners' equity:
   General partner                                 401          ---        401
   Limited partners, 2,910,899 units
     outstanding                                 3,095           (4)     3,091
                                              --------     --------    -------

Total partners' equity                           3,496           (4)     3,492
                                              --------     --------    -------

Total liabilities and partners' equity        $  7,215     $ (2,696)   $ 4,519
                                              ========     ========    =======

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)


                 Pro forma Consolidated Statement of Operations
                    For the three months ended March 31, 1997
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                           Pro forma
                                             Historical   Adjustments  Pro forma
Revenue:
   Rental income                              $     27     $    (27)   $   ---
   Income from investment in affiliated
     partnership                                   185          ---        185
   Equity in earnings of affiliated partnership     30          ---         30
   Interest and other income                         2          ---          2
                                              --------     --------    -------

Total revenue                                      244          (27)       217
                                              --------     --------    -------

Expenses:
   Operating                                        62          (62)       ---
   General and administrative                       88           (2)        86
   Depreciation and amortization                     1           (1)       ---
   Interest expense                                 65          (47)        18
                                              --------     --------    -------

Total expenses                                     216         (112)       104
                                              --------     --------    -------

Net income                                    $     28     $     85    $   113
                                              ========     ========    =======



Net income per limited partnership unit       $   0.01     $   0.03    $  0.04
                                              ========     ========    =======

Weighted average number of limited
  partnership units outstanding during
  the period used to compute net income
  per limited partnership unit               2,910,899    2,910,899   2,910,899
                                             =========    =========   =========

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)


                 Pro forma Consolidated Statement of Operations
                      For the year ended December 31, 1996
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                           Pro forma
                                             Historical   Adjustments  Pro forma
Revenue:
   Rental income                              $    563     $   (168)   $   395
   Income from investment in affiliated
     partnership                                   502          ---        502
   Equity in earnings of affiliated partnership     86          ---         86
   Interest and other income                       430         (276)       154
                                              --------     --------    -------

Total revenue                                    1,581         (444)     1,137
                                              --------     --------    -------

Expenses:
   Operating                                       517         (329)       188
   General and administrative                      316           (6)       310
   Depreciation and amortization                    74           (4)        70
   Interest expense                                427         (237)       190
   Provision for impairment of real estate
     held for sale                               1,090       (1,090)       ---
                                              --------     --------    -------

Total expenses                                   2,424       (1,666)       758
                                              --------     --------    -------

Loss before extraordinary items                   (843)       1,222        379

Extraordinary item:
   Gain on forgiveness of debt                     125          ---        125
                                              --------     --------    -------

Net income (loss)                             $   (718)    $  1,222    $   504
                                              ========     ========    =======




                                  - continued -

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)


           Pro forma Consolidated Statement of Operations - continued
                      For the year ended December 31, 1996
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)


                                                           Pro forma
                                             Historical   Adjustments  Pro forma

Loss before extraordinary items per
   limited partnership unit                   $   (.28)    $    .41    $   .13
Extraordinary item per limited
   partnership unit                                .04          ---        .04
                                              --------     --------    -------

Net income per limited partnership unit       $   (.24)    $    .41    $   .17
                                              ========     ========    =======

Weighted average number of limited
  partnership units outstanding during
  the period used to compute net income
  per limited partnership unit               2,936,376    2,936,376   2,936,376
                                             =========    =========   =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the Partnership's financial condition at March 31, 1997 and its results of operations for the three months ended March 31, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

In January 1997, the Partnership received a fourth quarter 1996 distribution from operations of $26,500 plus a return of capital distribution of $500,000 from GRC Airport. These funds, plus the Partnership's cash reserves, were used to pay down $700,000 on its Mid-Peninsula Bank ("Mid-Pen") revolving line of credit.

On February 14, 1997, the Partnership drew the remaining $1,900,000 available on the Mid-Pen revolving line of credit to fund the $1,821,000 purchase of limited partnership units in various affiliated and unaffiliated real estate partnerships.

On March 6, 1997, Mid-Pen increased the Partnership's revolving line of credit from $3,400,000 to $5,000,000 and subsequently drew an additional $280,000 to fund a special $295,000 distribution to its partners on March 26, 1997. This distribution was to help alleviate its partners' tax burden arising from their portion of the undistributed taxable income of the Partnership in 1996.

The Partnership also received $185,000 in the first quarter of 1997 which represented the fourth quarter 1996 distribution from its investment in Glenborough Properties L.P. Management believes that the quarterly distributions will continue throughout 1997.

As of March 31, 1997, the Partnership's cash balance was $184,000. The remainder of the Partnership's assets consisted primarily of its investment in the real estate held for sale (referred to as the Rosemead Springs property) of $3,225,000 and investments in various partnerships of $3,329,000.

On April 18, 1997, the Partnership sold its Rosemead Springs property, a 129,500 square foot multi-tenant office building located in El Monte, California, to an unaffiliated third party. Total consideration of $2,675,000 was paid in cash. Net proceeds from the sale of $2,682,000 were used to pay down the Partnership's revolving line of credit with Mid-Pen. The Partnership still owns a parcel of land which is held for sale.

Also in April 1997, the Partnership drew an additional $460,000 on the Mid-Pen line of credit to fund the purchases of additional limited partnership units in Outlook Income/Growth Fund VIII and Outlook Income Fund 9.

In May 1997, the Partnership purchased a total of 6,000 shares of Glenborough Realty Trust Incorporated ("GLB"), a real estate investment trust managed by affiliates of the Partnership, for $120,000. GLB is publicly traded on the New York Stock Exchange.

Based on the program financial information, hereby incorporated by reference to the Notes to the Consolidated Financial Statement included in Item 1 of this Form 10-Q, the Partnership's liquidity and capital resources at March 31, 1997 should be sufficient to meet near term operating requirements. As of May 9, 1997, approximately $3,500,000 of the $5,000,000 Mid-Pen line of credit remains available for future investments if suitable real estate investments are identified.

RESULTS OF OPERATIONS

Rental revenues decreased $166,000 or 86% during the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due to the sale of the Bond Street property, a 40,600 square foot multi-tenant office complex in Farmington Hills, Michigan on September 24, 1996.

Income from investment in affiliated partnership during the three months ended March 31, 1997 of $185,000 represent dividends received from the Partnership's investment in Glenborough Properties L.P..

Operating expenses and depreciation and amortization have decreased $72,000 or 54% and $23,000 or 96%, respectively, due to the sale of the Bond Street property discussed above.

General and administrative expenses increased $18,000 or 26% in the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due primarily to one-time professional tax services to provide a 1996 year-end analysis to its partners of the impact of the Partnership's 1996 activities.

Interest expense decreased $56,000 or 46% during the three months ended March 31, 1997 compared to the three months ended March 31, 1996 as a result of the debt eliminated in connection with the sale of the Bond Street property in 1996.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Partnership is not a party to, nor any of its assets the subject of any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

         #27 - Financial Data Schedule

         (b) Reports on Form 8-K.

         Registrant filed a Current Report on Form 8-K, dated May 5, 1997, reporting that Glenborough Partners, A California Limited Partnership (the Registrant) sold on April 18, 1997, the Rosemead Springs property to an unaffiliated third party for $2,675,000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP




By: /s/ Robert Batinovich             By: Glenborough Corporation,
    Robert Batinovich                     a California corporation,
    General Partner                       its Managing General Partner




                                          By:/s/ Andrew Batinovich
                                             Andrew Batinovich
                                             Chief Executive Officer and
                                             Chairman of the Board





                                          By:/s/ Terri Garnick
                                             Terri Garnick
                                             Chief Financial Officer






                               Date: May 15, 1997