Form 10-Q
period 1997-06-30
GLENBOROUGH PARTNERS A CALIFORNIA LP
filed 1997-08-14
CIK 790129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                   Yes X No __


        Total number of units outstanding as of June 30, 1997: 2,901,605

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                      June 30,   December 31,
                                                        1997        1996
                                                    ---------     ---------
Assets
Real estate held for sale, net                      $     --      $  2,708
Land held for investment                                 517           517
Cash and cash equivalents                                160           403
Marketable securities                                    475            --
Notes receivable and other assets                        355           368
Deferred financing costs and other fees, net of
  accumulated amortization of $50 and $234
  at June 30, 1997 and December 31, 1996,
  respectively                                            14            33
Investments in affiliated partnerships                 1,956         2,004
Investments in unaffiliated partnerships               1,616            --
                                                    --------      --------

  Total assets                                      $  5,093      $  6,033
                                                    ========      ========

Liabilities and Partners' Equity
Liabilities:
  Notes payable                                     $  1,663      $  2,200
  Accounts payable and other liabilities                  36            70
                                                    --------      --------

  Total liabilities                                    1,699         2,270
                                                    --------      --------

Partners' equity:
  General partner                                        399           404
  Limited partners, 2,901,605 and 2,910,899 units
    outstanding at June 30, 1997 and December 31,
    1996, respectively                                 2,995         3,359
                                                    --------      --------

  Total partners' equity                               3,394         3,763
                                                    --------      --------

  Total liabilities and partners' equity            $  5,093      $  6,033
                                                    ========      ========



          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                              Three months ended         Six months ended
                                                   June 30,                  June 30,
                                             -------------------       -------------------
                                               1997        1996          1997        1996
                                             -------     -------       -------     -------
Revenue:
 Rental income                               $     1     $   192       $    28     $   385
 Income from investments in
   affiliated partnerships                       187         162           372         162
 Equity in earnings of affiliated
    partnership                                   46           3            76          34
 Interest and other income                         6         237             8         242
                                             -------     -------       -------     -------

   Total revenue                                 240         594           484         823
                                             -------     -------       -------     -------

Expenses:
 Operating, including $5 and $29 paid
   to an affiliate during the six months
   ended June 30, 1997 and 1996,
   respectively                                   44         168           106         301
 General and administrative, including
   $86 and $110 paid to an affiliate during
   the six months ended June 30, 1997
   and 1996, respectively                        103          84           191         154
 Depreciation and amortization                    --          28             1          49
 Interest expense                                 78         117           143         241
 Loss on sale of real estate                      89          --            89          --
                                             -------     -------       -------     -------

   Total expenses                                314         397           530         745
                                             -------     -------       -------     -------

Net income (loss)                            $   (74)    $   197       $   (46)    $    78
                                             =======     =======       =======     =======

Net income (loss) per limited
   partnership unit                          $ (0.03)    $  0.07       $ (0.02)    $  0.03
                                             =======     =======       =======     =======

Distributions per limited partnership
   unit                                      $    --     $    --       $  0.10     $   --
                                             =======     =======       =======     ======

Weighted average number of limited
  partnership units outstanding during
  the period used to compute net income
  (loss) and distribution per limited
  partnership unit                          2,910,899  2,961,853     2,910,899  2,961,853
                                            =========  =========     =========  =========

          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Statements of Partners' Equity
                 For the six months ended June 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)



                                                                     Total
                                    General        Limited         Partners'
                                    Partner        Partners         Equity
                                   --------       ---------       ---------
Balance at December 31, 1996       $    404       $   3,359       $   3,763

Distributions                            (4)           (291)           (295)

Net loss                                 (1)            (45)            (46)

Redemption of units                      --             (28)            (28)
                                   --------       ---------        --------


Balance at June 30, 1997           $    399       $   2,995       $   3,394
                                   ========       =========       =========



Balance at December 31, 1995       $    420       $   4,188       $   4,608

Net income                                2              76              78

Redemption of units                      --             (56)            (56)
                                   --------        --------       ---------

Balance at June 30, 1996           $    422        $  4,208       $   4,630
                                   ========        ========       =========










          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                   Six months ended
                                                                       June 30,
                                                                  1997          1996
                                                               --------       --------
Cash flows from operating activities:
    Net income (loss)                                          $    (46)      $     78
Adjustments to reconcile net income (loss) to
 net cash provided by (used for) operating activities:
    Depreciation and amortization                                     1             49
    Amortization of loan fees, included in interest expense          34              6
    Income from investment in affiliated partnership                (76)           (34)
    Loss on sale of real estate                                      89             --
Changes in certain assets and liabilities:
    Deferred financing costs and other fees                         (16)            (7)
    Notes receivable and other assets                                13             26
    Accounts payable and other liabilities                          (34)            49
                                                               --------       --------

Net cash provided by (used for) operating activities                (98)           167
                                                               --------       --------

Cash flows from investing activities:
    Net proceeds from sale of real estate                         2,619             --
    Distribution from investment in affiliated partnership          566             49
    Investment in affiliated partnership                           (442)          (205)
    Investment in unaffiliated partnerships                      (1,616)            --
    Investment in marketable securities                            (475)            --
    Additions to real estate investments                             --            (11)
    Increase in notes receivable and other assets                    --            317
                                                               --------       --------

Net cash provided by investing activities                           652            150
                                                               --------       --------










                                  - continued -

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Cash Flows - continued
                                 (in thousands)
                                   (Unaudited)


                                                                   Six months ended
                                                                       June 30,
                                                                  1997          1996
                                                               --------       --------
Net cash flows from financing activities:
    Proceeds from notes payable                                $  2,920       $     --
    Principal payments on notes payable                          (3,457)           (13)
    Distributions to partners                                      (295)            --
    Redemption of limited partnership units                         (28)           (56)
                                                               --------       --------

Net cash used for financing activities                             (860)           (69)
                                                               --------       --------

Net increase (decrease) in cash and cash equivalents               (243)           248

Cash and cash equivalents at beginning of period                    403            812
                                                               --------       --------

Cash and cash equivalents at end of period                     $    160       $  1,060
                                                               ========       ========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                     $    112       $    234
                                                               ========       ========

Supplemental disclosure of loss on sale of real estate:
    Sales price                                                $  2,675       $     --
    Less:
      Closing costs                                                 (56)            --
      Basis in real estate sold                                  (2,708)            --
                                                               --------       --------
    Loss on sale of real estate                                $     89       $     --
                                                               ========       ========











           See accompanying notes to consolidated financial statements

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1997
                                   (Unaudited)


Note 1.  THE PARTNERSHIP AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Glenborough Corporation, the managing general partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of Glenborough Partners, a California Limited Partnership, at June 30, 1997 and December 31, 1996, the related consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, and the consolidated statements of partners' equity and cash flows for the six months ended June 30, 1997 and 1996.

Consolidation - The accompanying consolidated financial statements include the accounts of Glenborough Partners, a California Limited Partnership (the "Partnership"), and its majority-owned partnerships GPA Ltd., GPA West, and GPA Bond (through September 24, 1996). All significant intercompany balances and transactions have been eliminated in the consolidation.

Allocation of net income (loss) - Pursuant to the partnership agreements of Partners and GPA Ltd., the general partners held a 2.30% share of the Partnership's net income or loss and distributions during the period ended June 30, 1997. This percentage is derived from the general partners' 1% direct interest in GPA Ltd. and a 1.30% indirect interest through their 1.31% general partner interest in Glenborough Partners' 99% interest in GPA Ltd. As of June 30, 1996, the general partners and the limited partners owned 2.27% and 97.73% interests, respectively, in the consolidated operations of the Partnership.

Effective June 30, 1997, the Partnership repurchased and canceled 9,294 limited partnership units ("Units") from its investors for $28,000, which is a substantial discount from the estimated value of the Units. As a result of this transaction, 2,901,605 Units remain outstanding as of June 30, 1997.

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

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1997
                                   (Unaudited)



Note 3.  RELATED PARTY TRANSACTIONS

In accordance with the Limited Partnership and Property Management Agreements, the Partnership shall pay Glenborough Corporation ("Glenborough") compensation for services provided to the Partnership and management of the Partnership's assets. All fees and reimbursable expenses paid to Glenborough and included in the Partnership's operating expenses for the six months ended June 30, 1997 and 1996 are as follows (in thousands):

                                                 Six months ended
                                                     June 30,
                                                1997           1996
                                               ------        -------
Property management fees                       $    1        $    19
Property management salaries (reimbursed)           4             10
                                               ------        -------
Total property management fees and salaries    $    5        $    29
                                               ======        =======

The Partnership also reimburses Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, legal and administrative services, and the actual costs of goods and materials used on behalf of the Partnership. Glenborough was reimbursed $86,000 and $110,000 for such expenses during the six months ended June 30, 1997 and 1996, respectively.

Note 4.  MARKETABLE SECURITIES

In the second quarter of 1997, the Partnership purchased 22,500 shares of Glenborough Realty Trust Incorporated ("GLB") common stock for $475,000. GLB, an affiliate of the Partnership, is a real estate investment trust and is publicly traded on the New York Stock Exchange. As of June 30, 1997, the Partnership owns less than 1% of the total outstanding shares of GLB common stock.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1997
                                   (Unaudited)



Note 5.  INVESTMENT IN AFFILIATED PARTNERSHIPS

GLENBOROUGH PROPERTIES L.P.:
As of June 30, 1997, the Partnership owns 579,006 limited partnership units in Glenborough Properties L.P. ("Properties"), the operating partnership of GLB. Since the Partnership holds only a 4.94% ownership interest in Properties at June 30, 1997, the Partnership accounts for thisinvestment using the cost method. As a result, the $372,000 of distributions received by the Partnership in the first half of 1997 has been recognized as income on the accompanying June 30, 1997 consolidated statement of operations.

As of June 30, 1997, Properties, directly and through various subsidiaries in which it and GLB own 100% of the ownership interests, controls a total of 64 real estate projects and two mortgage loans receivable.

OUTLOOK INCOME/GROWTH FUND VIII:
During the first six months of 1997, the Partnership purchased a total of 1,835 limited partnership units in Outlook Income/Growth Fund VIII, a California
Limited Partnership ("Outlook VIII"), from unaffiliated limited partners for $317,000. As of June 30, 1997, the Partnership owns a total of 2,766 limited partnership units (a 7.9% interest) in Outlook VIII and accounts for this investment using the cost method.

At June 30, 1997, Outlook VIII owned interests in two properties: a 96,206 square foot retail shopping center in San Marcos, Texas and a 50% interest in a 342-unit apartment complex in Huntington Beach, California. The San Marcos property was deeded to the lender on July 1, 1997.

OUTLOOK INCOME FUND 9:
During the first six months of 1997, the Partnership purchased a total of 1,642,746 limited partnership units in Outlook Income Fund 9, a California Limited Partnership ("Outlook 9"), from an unaffiliated limited partner for $125,000. As of June 30, 1997, the Partnership owns a total of 1,642,746 limited partnership units (a 4.6% interest) in Outlook 9 and accounts for this investment using the cost method.

At June 30, 1997, Outlook 9 owned a 171,743 square foot business center in Eden Prairie, Minnesota and a 139-suite hotel in Tempe, Arizona. In addition, Outlook 9 holds a $2,000,000 note receivable secured by two industrial office buildings in Arleta, California.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1997
                                   (Unaudited)



GRC AIRPORT ASSOCIATES:
The Partnership owns a 25% interest in GRC Airport Associates, a California Limited Partnership ("GRC Airport"). The sole real estate asset of GRC Airport Associates is a 216,000 square foot industrial warehouse in San Bruno, California. The Partnership accounts for its investment in GRC Airport using the equity method.

In the first half of 1997, the Partnership received distributions from operations totaling $65,625, plus a return of capital distribution of $500,000 from GRC Airport.

Summary condensed balance sheet information as of June 30, 1997, and the condensed statement of operations for the six months ended June 30, 1997, are as follows (in thousands):

                                   GRC Airport
                        Balance Sheet as of June 30, 1997

   Investment in real estate, net                         $    9,204
   Cash and cash equivalents                                     238
   Other assets                                                  308
                                                          ----------
          Total assets                                    $    9,750
                                                          ==========

   Note payable                                           $    7,472
   Other liabilities                                              66
                                                          ----------
          Total liabilities                                    7,538
   Partners' equity                                            2,212
                                                          ----------
          Total liabilities and partners' equity          $    9,750
                                                          ==========

                                   GRC Airport
                             Statement of Operations
                     For the six months ended June 30, 1997

   Revenue                                                $      894
   Expenses                                                      591
                                                          ----------
       Net income                                         $      303
                                                          ==========

The Partnership's share of GRC Airport's net income was $76,000 for the six months ended June 30, 1997.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1997
                                   (Unaudited)


Note 6.  INVESTMENT IN UNAFFILIATED PARTNERSHIPS

On  various  dates  during  the first half of 1997,  the  Partnership  purchased
limited   partnership   units  in  the   following   unaffiliated   real  estate
partnerships:

                                               Ownership   Acquisition
                Partnership           Units        %          Price
              --------------         ------     -----       ---------
         Rancon Pacific Realty, LP   40,093      1.9%       $120,279
         Rancon Income Fund I           715      4.9%       $214,500
         Rancon Realty Fund IV        2,723      3.4%       $630,184
         Rancon Realty Fund V         2,643      2.6%       $650,759

Note 7.  NOTES PAYABLE

In the first quarter of 1997, the Partnership paid down $700,000 on the Mid-Peninsula Bank ("Mid-Pen") revolving line of credit from cash distributions received from GRC Airport and the Partnership's cash reserves. Subsequent to paying down the $700,00, the Partnership drew $2,180,000 on the line of credit to fund the purchase of partnership units in various affiliated and unaffiliated real estate partnerships and a $295,000 distribution to its partners (see Note 8.). To accomplish these transactions, the Partnership obtained an increase on its line of credit from $3,400,000 to $5,000,000.

In the second quarter of 1997, the Partnership drew a total of $740,000 on the Mid-Pen line of credit to fund: (i) the purchase of 22,500 shares of GLB common stock; (ii) the purchase of partnership units in various affiliated and unaffiliated real estate partnerships; and (iii) short-term operating needs of the Partnership.

On April 18, 1997 the Partnership paid down the Mid-Pen line of credit with the proceeds from the sale of Rosemead Springs.

Note 8.  DISTRIBUTIONS

On March 26, 1997, the  Partnership  made a $295,000 cash  distribution  to help
alleviate  its   partners'  tax  burden   arising  from  their  portion  of  the
undistributed 1996 taxable income of the Partnership.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1997
                                   (Unaudited)


Note 9.  PROPERTY SALE

On April 18, 1997, the Partnership sold its Rosemead Springs property, a 129,500 square foot multi-tenant office building located in El Monte, California, to an unaffiliated entity for total cash consideration of $2,675,000. The gross sale proceeds were used to pay down the Partnership's line of credit with Mid-Peninsula Bank. As of June 30, 1997, the Partnership owns 1.16 acres of land which is held for investment.

Note 10. SUBSEQUENT EVENTS

On July 29, 1997, for an investment of $1,800,000, the Partnership acquired a 50% non-controlling interest in Windswept Portfolio, LLC, a limited liability company formed to acquire various apartment complexes in Texas. As of the date of filing this Form 10-Q, it is impracticable for the Partnership to provide the financial statements required by item 7(a) and (b) of Form 8-K. In accordance with Item 7(a)(4) of Form 8-K, the Partnership will file such financial statements through a Current Report Form 8-K no later than 60 days after August 14, 1997.

During July 1997, the Partnership drew on the Mid-Pen line of credit as follows:
(i)  $1,000,000 on July 17, 1997 for a $909,000  purchase of 40,000 units in GLB and a $19,000  repurchase of 5,517 outstanding  limited  partnership  units; and
(ii) $1,800,000 on July 29, 1997 for the Windswept Portfolio, LLC investment as described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the Partnership's financial condition at June 30, 1997 and its results of operations for the six months ended June 30, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1997, the Partnership drew a total of $2,920,000 on the Mid-Peninsula Bank ("Mid-Pen") revolving line of credit to fund: (i) the purchases of limited partnership units in various affiliated and unaffiliated real estate partnerships; (ii) the purchases of 22,500 shares of common stock of Glenborough Realty Trust Incorporated ("GLB"), an affiliate of the Partnership which is a publicly traded (New York Stock Exchange) real estate investment trust; (iii) a $295,000 distribution to its partners; and (iv) its short-term operating cash requirements. The Partnership made the $295,000 distribution to help alleviate its partners' tax burden arising from their portion of the 1996 undistributed taxable income of the Partnership in 1996. To facilitate these draws, the Partnership obtained an increase in its Mid-Pen revolving line of credit from $3,400,000 to $5,000,000.

Also in the first half of 1997, the Partnership received a total of $937,625 of distributions from its investments in GRC Airport Associates and Glenborough Properties L.P. ("Properties"), affiliated partnerships.

On April 18, 1997, the Partnership sold its 129,500 square foot multi-tenant office building located in El Monte, California (referred to as the Rosemead Springs property) to an unaffiliated third party for $2,675,000. The net proceeds from the sale were used to pay down the Partnership's revolving line of credit with Mid-Pen.

As of June 30, 1997, the Partnership's cash balance was $160,000. The remainder of the Partnership's assets consisted primarily of its investment in various affiliated and unaffiliated partnerships. The primary liability of the Partnership was $1,663,000 due on the Mid-Pen revolving line of credit. As of June 30, 1997, the only real estate owned by the Partnership is a 1.16 acre parcel of land, which is held for investment.

During July 1997, the Partnership drew on the Mid-Pen revolving line of credit as follows: (i) $1,000,000 on July 17, 1997 for a $909,000 purchase of 40,000 units in GLB and a $19,000 repurchase of 5,517 outstanding limited partnership units; and (ii) $1,800,000 on July 29, 1997 for the purchase of a 50% non-controlling interest in Windswept Portfolio, LLC, a limited liability corporation formed to acquire various apartment complexes in Texas.

Management believes that the Partnership's $160,000 cash and cash equivalent balance at June 30, 1997, plus its available line of credit (discussed above) and distributions from partnership investments, are sufficient to meet its operating cash requirements.

RESULTS OF OPERATIONS

Rental revenue decreased $357,000 or 93% and $191,000 or 99% during the six and three months ended June 30, 1997 compared to the six and three months ended June 30, 1996, respectively, due to the sales of the Bond Street property, a 40,600 square foot multi-tenant office complex in Farmington Hills, Michigan on September 24, 1996 and the Rosemead Springs property (discussed above) on April 18, 1997.

Income from investments in affiliated partnerships increased $210,000 or 30% and $25,000 or 15% during the six and three months ended June 30, 1997 compared to the six and three months ended June 30, 1996, respectively, as a result of the commencement of quarterly distributions from Properties in April 1996. In addition, the Partnership increased its investment in Properties on September 24, 1996, resulting in an increase in distributions from that partnership.

Interest and other income decreased $234,000 or 97% and $231,000 or 97% during the six and three months ended June 30, 1997 compared to the six and three months ended June 30, 1996 primarily due to the 1996 recognition of other income of: (i) a non-refundable deposit received from a potential buyer of Rosemead Springs after the sale fell through in 1996; (ii) prior year property tax refunds for Rosemead Springs in the second quarter of 1996; and (iii) a fee for the dissolution of a purchase/sale agreement paid by the owner of a property which the Partnership was negotiating to acquire.

The significant decreases in operating expenses and depreciation and amortization during the six and three months ended June 30, 1997 compared to the same periods ended June 30, 1996 are a result of the sale of the Bond Street property (discussed above). In addition, the sale of the Rosemead Springs property resulted in $40,000 of the decrease in operating expenses.

General and administrative expenses increased $37,000 or 24% and $19,000 or 23% during the six and three months ended June 30, 1997 compared to the same periods ended June 30, 1996 due to professional tax services to provide a 1996 year-end analysis to its partners of the impact of the Partnership's 1996 activities.

Interest expense decreased $92,000 or 39% and $39,000 or 33% during the six and three months ended June 30, 1997 compared to the six and three months ended June 30, 1996 as result of the debt eliminated in connection with the Bond Street property sale in 1996. The draws on the Mid-Pen revolving line of credit in 1997 account for the interest expense recognized in 1997.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

          #27 - Financial Data Schedule

          (b) Reports on Form 8-K.

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP




  By: /s/ Robert Batinovich              By: Glenborough Corporation,
      Robert Batinovich                      a California corporation,
      General Partner                        its Managing General Partner




                                             By: /s/ Terri Garnick
                                                 Terri Garnick
                                                 Chief Financial Officer






                              Date: August 14, 1997