Form 10-Q
period 1997-09-30
GLENBOROUGH PARTNERS A CALIFORNIA LP
filed 1997-11-14
CIK 790129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 (650) 343-9300
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No __


      Total number of units outstanding as of September 30, 1997: 2,900,032

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                    September 30,   December 31,
                                                        1997            1996
                                                     ----------      ----------
Assets
Real estate held for sale, net                       $     ---       $   2,708
Land held for investment                                   517             517
Cash and cash equivalents                                  396             403
Marketable securities, at fair value                     1,869             ---
Deposits in escrow                                         299             ---
Notes receivable                                           451             317
Investments in affiliated partnerships                   1,587           2,004
Investments in unaffiliated partnerships                 3,742             ---
Investment in management contracts, net                  1,817             ---
Other assets                                               511              84
                                                     ---------       ---------

    Total assets                                     $  11,189       $   6,033
                                                     =========       =========

Liabilities and Partners' Equity
Liabilities:
    Notes payable                                    $   6,451       $   2,200
    Accounts payable and other liabilities                 463              70
                                                     ---------       ---------

    Total liabilities                                    6,914           2,270
                                                     ---------       ---------

Minority interest                                          410             ---

Partners' equity:
    General partner                                        410             404
    Limited partners, 2,900,032 and 2,910,899 units
       outstanding at September 30, 1997 and
       December 31, 1996, respectively                   3,455           3,359
                                                     ---------       ---------

    Total partners' equity                               3,865           3,763
                                                     ---------       ---------

    Total liabilities and partners' equity           $  11,189       $   6,033
                                                     =========       =========


          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                 Three months ended    Nine months ended
                                                    September 30,        September 30,
                                                 ------------------    -----------------
                                                   1997      1996        1997      1996
                                                 -------   -------     -------   -------
 Revenue:
   Rental income                                 $   ---   $   153     $    28   $   538
   Income from management contracts                  366       ---         366       ---
   Income from investments in
     affiliated partnerships                         185       167         557       329
   Equity in earnings of investments
    in partnerships                                  142        10         218        44
   Gain on debt forgiveness                          ---       125         ---       125
   Interest and other income                         136       182         144       424
                                                 -------   -------     -------   -------

        Total revenue                                829       637       1,313     1,460
                                                 -------   -------     -------   -------

Expenses:
   Operating, including $5 and $44 paid
     to an affiliate during the nine months
     ended September 30, 1997 and 1996,
     respectively                                    273       122         379       423
   General and administrative, including
     $125 and $165 paid to an affiliate during
     the nine months ended September 30,
     1997 and 1996, respectively                     344        72         535       226
   Depreciation and amortization                      30        18          31        73
   Interest expense                                  129       127         272       362
   Loss on sale of real estate                       ---       ---          89       ---
                                                 -------   -------     -------   -------

        Total expenses                               776       339       1,306     1,084
                                                 -------   -------     -------   -------

Income from operations before
   minority interest                                  53       298           7       376

Minority interest in net loss of
   consolidated entity                                74       ---          74       ---
                                                 -------   -------     -------   -------

Net income                                       $   127   $   298     $    81   $   376
                                                 =======   =======     =======   =======

Net income per limited
    partnership unit                             $   .04   $   .10     $   .03   $   .13
                                                 =======   =======     =======   =======

Distributions per limited partnership
    unit                                         $   ---   $   ---     $  0.10   $   ---
                                                 =======   =======     =======   =======

                                  - continued -

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Operations - continued
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)


                                                Three months ended     Nine months ended
                                                   September 30,        September 30,
                                                 -----------------     -----------------
                                                   1997      1996        1997      1996
                                                 -------   -------     -------   -------

Weighted average number of limited
   partnership units outstanding during
   the period used to compute net income
   and distributions per limited
   partnership unit                            2,901,081 2,910,899   2,907,626 2,944,868
                                               ========= =========   ========= =========




























          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Statements of Partners' Equity
              For the nine months ended September 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)



                                                                      Total
                                           General     Limited     Partners'
                                           Partner     Partners      Equity
                                          --------     --------     --------
Balance at December 31, 1996              $    404     $  3,359     $  3,763

Distributions                                   (4)        (291)        (295)

Net income                                       2           79           81

Unrealized holding gain on marketable
    securities                                   8          341          349

Redemption of units                            ---          (33)         (33)
                                          --------     --------     --------

Balance at September 30, 1997             $    410     $  3,455     $  3,865
                                          ========     ========     ========



Balance at December 31, 1995              $    420     $  4,188     $  4,608

Net income                                       9          367          376

Distribution of receivables                     (8)        (365)        (373)

Redemption of units                            ---         (127)        (127)
                                          --------     --------     --------

Balance at September 30, 1996             $    421     $  4,063     $  4,484
                                          ========     ========     ========








          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                              Nine months ended
                                                                September 30,
                                                                1997      1996
                                                              -------   -------
Cash flows from operating activities:
    Net income                                                $    81   $   376
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Depreciation and amortization                                  31        73
    Amortization of loan fees, included in interest expense        52         9
    Minority interest in net loss                                  74       ---
    Equity in earnings of affiliated partnerships                (218)      (44)
    Gain from debt forgiveness                                    ---      (125)
    Loss on sale of real estate                                    89       ---
Changes in certain assets and liabilities:
    Deposits in escrow                                           (299)      ---
    Notes receivable                                             (134)      ---
    Other assets                                                 (241)       80
    Accounts payable and other liabilities                        393       211
                                                              -------   -------

Net cash provided by (used for) operating activities             (172)      580
                                                              -------   -------

Cash flows from investing activities:
    Net proceeds from sale of real estate                       2,619       ---
    Distributions from investments in affiliated partnership      962        76
    Investments in affiliated partnership                        (444)     (352)
    Investments in unaffiliated partnerships                   (3,625)      ---
    Purchase of management contracts                           (1,847)      ---
    Purchase of marketable securities                          (1,520)      ---
    Additions to real estate investments                          ---       (26)
    Increase in notes receivable and other assets                (239)     (293)
                                                              -------   -------

Net cash used for investing activities                        $(4,094)  $  (595)
                                                              -------   -------





                                  - continued -

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Cash Flows - continued
                                 (in thousands)
                                   (Unaudited)


                                                              Nine months ended
                                                                September 30,
                                                                1997      1996
                                                              -------   -------
Net cash flows from financing activities:
    Proceeds from notes payable                               $ 7,824   $ 2,200
    Minority interest in contributions                            336       ---
    Principal payments on notes payable                        (3,573)   (2,213)
    Distributions to partners                                    (295)      ---
    Increase in amounts due to affiliates                         ---       235
    Redemption of limited partnership units                       (33)     (127)
                                                              -------   -------

Net cash provided by financing activities                       4,259        95
                                                              -------   -------

Net increase (decrease) in cash and cash equivalents               (7)       80

Cash and cash equivalents at beginning of period                  403       812
                                                              -------   -------

Cash and cash equivalents at end of period                    $   396   $   892
                                                              =======   =======

Supplemental disclosure of cash flow information:
    Cash paid for interest                                    $   191   $   357
                                                              =======   =======

Supplemental disclosure of loss on sale of real estate:
    Sales price                                               $ 2,675   $   ---
    Less:
      Closing costs                                               (56)      ---
      Basis in real estate sold                                (2,708)      ---
                                                              -------   -------
    Loss on sale of real estate                               $    89   $   ---
                                                              =======   =======








          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)


Note 1.  THE PARTNERSHIP AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Glenborough Corporation, the managing general partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of Glenborough Partners, a California Limited Partnership, at September 30, 1997 and December 31, 1996, and the related consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of partners' equity and cash flows for the nine months ended September 30, 1997 and 1996.

Consolidation - The accompanying consolidated financial statements include the accounts of Glenborough Partners, a California Limited Partnership (the "Partnership"), and its majority-owned partnerships GPA Ltd., GPA West, GPA Bond (through September 24, 1996), and Resort Group LLC (commencing June 1, 1997). All significant intercompany balances and transactions have been eliminated in the consolidation.

Allocation of net income (loss) - Pursuant to the partnership agreements of Glenborough Partners and GPA Ltd., the general partners held a 2.30% share of the Partnership's net income or loss and distributions during the period ended September 30, 1997. This percentage is derived from the general partners' 1% direct interest in GPA Ltd. and a 1.30% indirect interest through their 1.31% general partner interest in Glenborough Partners' 99% interest in GPA Ltd. As of September 30, 1996, the general partners and the limited partners owned 2.27% and 97.73% interests, respectively, in the consolidated operations of the Partnership.

During the nine months ended September 30, 1997, the Partnership has repurchased and canceled 10,867 limited partnership units ("Units") from its investors for $33,000, which is a substantial discount from the estimated value of the Units. As a result of this transaction, 2,900,032 Units remain outstanding as of September 30, 1997.

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

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)



Note 3.  RELATED PARTY TRANSACTIONS

In accordance with the Limited Partnership and Property Management Agreements, the Partnership shall pay Glenborough Corporation ("Glenborough") compensation for services provided to the Partnership and management of the Partnership's assets. All fees and reimbursable expenses paid to Glenborough and included in the Partnership's operating expenses for the nine months ended September 30, 1997 and 1996 are as follows (in thousands):

                                                     Nine months ended
                                                       September 30,
                                                   1997             1996
                                                 -------          -------
Property management fees                       $        1        $      28
Property management salaries (reimbursed)               4               16
                                               ----------        ---------
Total property management fees and salaries    $        5        $      44
                                               ==========        =========

The Partnership also reimburses Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, legal and administrative services, and the actual costs of goods and materials used on behalf of the Partnership. Glenborough was reimbursed $125,000 and $165,000 for such expenses during the nine months ended September 30, 1997 and 1996, respectively.

Note 4.  MARKETABLE SECURITIES

In the second and third quarters of 1997, the Partnership purchased a total of 67,500 shares of Glenborough Realty Trust Incorporated ("GLB") common stock for $1,520,000. GLB, an affiliate of the Partnership, is a real estate investment trust and is publicly traded on the New York Stock Exchange. As of September 30, 1997, the Partnership's investment in marketable securities had an aggregate market value of $1,869,000 (based on an approximate market price of $27.6875 per share). Accordingly, the Partnership recognized an unrealized holding gain of $349,000 on these marketable securities.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)

Note 5.  INVESTMENT IN AFFILIATED PARTNERSHIPS

GLENBOROUGH PROPERTIES L.P.:
As of September 30, 1997, the Partnership owns 579,006 limited partnership units in Glenborough Properties L.P. ("Properties"), the operating partnership of GLB. Since the Partnership holds only a 2.95% ownership interest in Properties at September 30, 1997, the Partnership accounts for this investment using the cost method. As a result, the $557,000 of distributions received by the Partnership during the nine months ended September 30, 1997 has been recognized as income on the accompanying September 30, 1997 consolidated statement of operations.

As of September 30, 1997, Properties, directly and through various subsidiaries in which it and GLB own 100% of the ownership interests, controls a total of 103 real estate projects and two mortgage loans receivable.

OUTLOOK INCOME/GROWTH FUND VIII:
During the nine months ended September 30, 1997, the Partnership purchased a total of 1,865 limited partnership units in Outlook Income/Growth Fund VIII, a California Limited Partnership ("Outlook VIII"), from unaffiliated limited partners for $319,000. As of September 30, 1997, the Partnership owns a total of 2,796 limited partnership units (a 8.0% interest) in Outlook VIII and accounts for this investment using the cost method.

At September 30, 1997, Outlook VIII owned a 50% interest in a 342-unit apartment complex in Huntington Beach, California. This property was sold to an unaffiliated third party on October 1, 1997. As a result, Outlook VIII made a liquidating distribution on November 14, 1997 and the Partnership received $1,324,000 for its share in Outlook VIII.

OUTLOOK INCOME FUND 9:
During the nine months ended September 30, 1997, the Partnership purchased a total of 1,642,746 limited partnership units in Outlook Income Fund 9, a California Limited Partnership ("Outlook 9"), from an unaffiliated limited partner for $125,000. As of September 30, 1997, the Partnership owns a total of 1,642,746 limited partnership units (a 4.6% interest) in Outlook 9 and accounts for this investment using the cost method.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)


At September 30, 1997, Outlook 9 owned a 171,743 square foot business center in Eden Prairie, Minnesota and a 139-suite hotel in Tempe, Arizona. As of November 4, 1997, both of these properties had been sold. As a result, it is expected that Outlook 9 will be liquidated by December 31, 1997.

GRC AIRPORT ASSOCIATES:
The Partnership owns a 25% interest in GRC Airport Associates, a California Limited Partnership ("GRC Airport"). The sole real estate asset of GRC Airport Associates is a 216,000 square foot offsite airport parking facility in San Bruno, California. The Partnership accounts for its investment in GRC Airport using the equity method.

In the nine months ended September 30, 1997, the Partnership received cash distributions from operations totaling $105,000, plus a return of capital distribution of $500,000 from GRC Airport.

Summary condensed balance sheet information as of September 30, 1997, and the condensed statement of operations for the nine months ended September 30, 1997, are as follows (in thousands):

                                   GRC Airport
                     Balance Sheet as of September 30, 1997

Investment in real estate, net                        $   9,153
Cash and cash equivalents                                   359
Other assets                                                317
                                                      ---------
       Total assets                                   $   9,829
                                                      =========

Note payable                                          $   7,450
Other liabilities                                           247
                                                      ---------
       Total liabilities                                  7,697
Partners' equity                                          2,132
                                                      ---------
       Total liabilities and partners' equity         $   9,829
                                                      =========

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)



                                   GRC Airport
                             Statement of Operations
                  For the nine months ended September 30, 1997


Revenue                                               $  1,320
Expenses                                                   938
                                                      --------
    Net income                                        $    382
                                                      ========

The Partnership's share of GRC Airport's net income was $96,000 for the nine months ended September 30, 1997.

Note 6.  INVESTMENTS IN UNAFFILIATED PARTNERSHIPS

RANCON PARTNERSHIPS:
On various dates during the nine months ended September 30, 1997, the Partnership purchased limited partnership units in the following unaffiliated real estate partnerships:

                                                     Ownership  Acquisition
                  Partnership               Units        %          Price
                  -----------               -----     ------      --------
           Rancon Pacific Realty, LP        40,093     1.4%       $120,279
           Rancon Income Fund I                715     4.9%       $214,500
           Rancon Realty Fund I                  3       *        $    150
           Rancon Realty Fund IV             2,755     3.5%       $635,034
           Rancon Realty Fund V              2,665     2.7%       $654,879

           Note *:  Less than 1%

The Partnership accounts for its investments in the Rancon partnerships using the cost method.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)


WINDSWEPT PORTFOLIO, LLC:
On July 31, 1997, the Partnership acquired a 50% non-controlling interest in Windswept Portfolio, LLC ("Windswept"), a limited liability company for $1,800,000. Windswept simultaneously entered into a management agreement with Investors Management Trust Real Estate, Inc. ("IMT") where IMT is contracted to acquire, manage and operate for Windswept, the following five multifamily-residential projects in Houston, Texas:

          1)      Ashley Square, a 117-unit apartment complex
          2)      Hidden Pines, a 185-unit apartment complex
          3)      Shenandoah Woods, a 232-unit apartment complex
          4)      Southern Oaks, a 198-unit apartment complex
          5)      Unity Pointe, a 109-unit apartment complex.

The Partnership accounts for this investment using the equity method.

Summary condensed balance sheet information as of September 30, 1997, and the condensed statement of operations from inception (July 31, 1997) through September 30, 1997, are as follows (in thousands):

                            Windswept Portfolio, LLC
                     Balance Sheet as of September 30, 1997

Investments in real estate                            $ 14,632
Cash                                                       930
Other assets                                               549
                                                      --------
     Total assets                                     $ 16,111
                                                      ========

Notes payable                                         $ 11,900
Other liabilities                                          367
                                                      --------
     Total liabilities                                  12,267
Partners' equity                                         3,844
                                                      --------
     Total liabilities and partners' equity           $ 16,111
                                                      ========

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)



                            Windswept Portfolio, LLC
                             Statement of Operations
            From July 31, 1997 (inception) through September 30, 1997


Revenue                                               $    812
Expenses                                                   568
                                                      --------
     Net income                                       $    244
                                                      ========

The Partnership's share of Windswept Portfolio's net income for the period from July 31, 1997 (inception) through September 30, 1997 was $122,000.

On October 24, 1997, the Partnership received $18,000 for its first monthly distribution from its investment in Windswept.

CHEESEBURGER IN PARADISE:
On August 25, 1997, the Partnership contributed $200,000 for a 10% non-controlling interest in Cheeseburger In Paradise - Waikiki, a California limited partnership ("CIP-Waikiki") which owns and operates a Cheeseburger In Paradise restaurant on Waikiki Beach in Honolulu, Hawaii. The Partnership accounts for this investment using the cost method.

RESORT GROUP LLC:
In 1997, the Partnership contributed $320,000 cash for an 80% interest in Resort Group LLC, a Colorado limited liability company ("Resort"). Resort was formed to invest $1,595,960 for an 80% interest in Mountain Resorts LLC, a Colorado limited liability company ("Mountain Resorts") whose primary assets are management contracts, primarily for various condominiums and townhouses in Colorado. As a result, the Partnership consolidates its financial statements with Resort (after Resort consolidates with Mountain Resorts) and recognizes its joint venture partner's interest as minority interest.

The investments in Resort and Mountain Resorts had an effective date of June 1, 1997. Of the $1,595,960 invested by Resort, $380,000 was in cash and $1,215,960 was in the form of a promissory note to the seller of the management contracts, accruing at a rate of 8.5% per annum and maturing August 1, 2002. The note requires monthly principal and interest payments of $24,947.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)


Concurrent with the Partnership's investment in Resort, the Partnership loaned $80,000 to Anthony Van Baak, the 20% partner of Resort. This promissory note accrues interest at the "Prime Rate" plus 1.5 percentage points (10.0% as of September 30, 1997) and requires quarterly interest payments with the entire principal due on February 28, 1998.

Note 7.  INVESTMENT IN MANAGEMENT CONTRACTS

Investment in management contracts reflects the unamortized portion of the management contracts Mountain Resorts holds with various condominium and townhouse owners in Colorado.

Note 8.  NOTES PAYABLE

In the first quarter of 1997, the Partnership paid down $700,000 on the Mid-Peninsula Bank ("Mid-Pen") revolving line of credit from cash distributions received from GRC Airport and the Partnership's cash reserves. Subsequent to this pay down, the Partnership drew $2,180,000 on the line of credit to fund the purchase of partnership units in various affiliated and unaffiliated real estate partnerships and a $295,000 distribution to its partners (see Note 9). To accomplish these transactions, the Partnership obtained an increase on its line of credit from $3,400,000 to $5,000,000.

In the second quarter of 1997, the Partnership paid down the Mid-Pen line of credit with the proceeds from the sale of Rosemead Springs (discussed below) and subsequently drew a total of $740,000 on the Mid-Pen line of credit to fund: (i) the purchase of 22,500 shares of GLB common stock; (ii) the purchase of partnership units in various affiliated and unaffiliated real estate partnerships; and (iii) short-term operating needs of the Partnership.

In the third quarter of 1997, the Mid-Pen line of credit matured and the Partnership negotiated for an extension of the maturity date to September 8, 1998 and an increase on the line of credit from $5,000,000 to $6,500,000. During this period, the Partnership drew an additional $3,200,000 from this line of credit to fund: (i) the purchase of 40,000 additional shares in GLB; (ii) the investment in Windswept; (iii) the investment in Resort; (iv) the loan to Anthony Van Baak; (v) the repurchase of 5,517 outstanding limited partnership units; and (vi) other operational costs.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)


Note 9.  DISTRIBUTIONS

On March 26, 1997, the  Partnership  made a $295,000 cash  distribution  to help
alleviate  its   partners'  tax  burden   arising  from  their  portion  of  the
undistributed 1996 taxable income of the Partnership.

Note 10. PROPERTY SALE

On April 18, 1997, the Partnership sold its Rosemead Springs property, a 129,500 square foot multi-tenant office building located in El Monte, California, to an unaffiliated entity for total cash consideration of $2,675,000. The gross sale proceeds were used to pay down the Partnership's line of credit with Mid-Peninsula Bank. As of September 30, 1997, the Partnership owns 1.16 acres of land which is held for investment.

Note 11. SUBSEQUENT EVENTS

On October 31, 1997, the Partnership made a non-refundable $500,000 deposit into escrow for the lease and option to purchase real property in Burlingame, California for $14,000,000. The escrow is not scheduled to close until July 1998. If the property is acquired, the Partnership plans to develop the site for office use with the possible inclusion of a restaurant and hotel. The acquisition is subject to a number of contingencies including satisfactory completion of title and due diligence and customary closing conditions. Accordingly, there can be no assurance that this property will be acquired.

On November 7, 1997, the  Partnership  received a third quarter  distribution of
$185,000  from  Properties  for  its  579,006  limited   partnership   units  in
Properties.

On November 12, 1997, the Partnership received $22,500 for third quarter dividends on its investment in GLB.

On November 14, 1997, the Partnership received $1,324,000 for its share of Outlook VIII's liquidation distribution. The carrying value of the Partnership's limited partnership units in Outlook VIII was $319,000 resulting in a gain on liquidation of $1,005,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the Partnership's financial condition at September 30, 1997 and its results of operations for the nine months ended September 30, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997, the Partnership drew a total of $6,120,000 on the Mid-Peninsula Bank ("Mid-Pen") revolving line of credit to fund: (i) the purchases of limited partnership units in various affiliated and unaffiliated real estate partnerships; (ii) the purchases of 67,500 shares of common stock of Glenborough Realty Trust Incorporated ("GLB"), an affiliate of the Partnership which is a publicly traded (New York Stock Exchange) real estate investment trust; (iii) a $295,000 distribution to its partners to help alleviate its partners' tax burden arising from their portion of the 1996 undistributed taxable income of the Partnership in 1996; (iv) the investment of a 50% interest in Windswept Portfolio, LLC, a limited liability company formed to own and operate five multi-family residential properties in Texas; (v) the investment of an 80% interest in Resort Group, LLC, a limited liability company formed to indirectly own various real estate management contracts; (vi) a short-term loan to the Partnership's partner in the Resort Group, LLC; and (vii) its short-term operating cash requirements. To facilitate these draws, the Partnership obtained an increase in its Mid-Pen revolving line of credit from $3,400,000 to $6,500,000. As of September 30, 1997, $1,817,000 remains available on this line of credit.

During the nine months ended  September  30, 1997,  the  Partnership  received a total of $1,161,985 of distributions from its investments in GRC Airport Associates and Glenborough Properties L.P. ("Properties"), affiliated partnerships.

On April 18, 1997, the Partnership sold its 129,500 square foot multi-tenant office building located in El Monte, California (referred to as the Rosemead Springs property) to an unaffiliated third party for $2,675,000. The net proceeds from the sale were used to pay down a portion of the Partnership's revolving line of credit with Mid-Pen.

As of September 30, 1997, the Partnership's cash and cash equivalent balance was $396,000. The remainder of the Partnership's assets consisted primarily of its investments in marketable securities, management contracts and various affiliated and unaffiliated partnerships. The primary liability of the Partnership was $4,683,000 due on the Mid-Pen revolving line of credit. As of September 30, 1997, the only real estate directly owned by the Partnership is a 1.16-acre parcel of land, which is held for investment.

The $393,000 increase in accounts payable and other liabilities at September 30, 1997 compared to December 31, 1996 is largely a result of normal and ordinary trade payables and deposits received for future rental use of the condominiums and townhouses for which Mountain Resorts has management contracts.

Management believes that the Partnership's $396,000 cash and cash equivalent balance at September 30, 1997, plus its available line of credit, distributions from partnership investments and dividends from investments in marketable securities, are sufficient to meet its operating cash requirements.

RESULTS OF OPERATIONS

Rental income decreased $510,000 or 95% and $153,000 or 100% during the nine and three months ended September 30, 1997 compared to the nine and three months ended September 30, 1996, respectively, due to the sales of the Bond Street property, a multi-tenant office complex in Farmington Hills, Michigan on September 24, 1996 and the Rosemead Springs property on April 18, 1997.

Income from management contracts represents the revenue earned by Mountain Resorts for managing various condominiums and townhouses in Colorado

Income from investments in affiliated partnerships increased $228,000 or 69% during the nine months ended September 30, 1997 over the nine months ended September 30, 1996 as a result of the commencement of quarterly distributions from Properties in April 1996. In addition, Properties increased the amount of distribution per unit while the Partnership increased its investment in Properties on September 24, 1996, resulting in an increase in distributions from that investment.

Equity in earnings of investments in partnerships increased during the nine and three months ended September 30, 1997 compared to the comparable periods in 1996 due to the investment in Windswept Portfolio, LLC as of July 31, 1997.

Interest and other income decreased $280,000 or 66% and $46,000 or 25% during the nine and three months ended September 30, 1997 compared to the nine and three months ended September 30, 1996, respectively, primarily due to the 1996 recognition of other income of: (i) a non-refundable deposit received from a potential buyer of Rosemead Springs after the sale fell through in 1996; (ii) prior year property tax refunds for Rosemead Springs in the second quarter of 1996; and (iii) a fee for the dissolution of a purchase/sale agreement paid by the owner of a property which the Partnership was negotiating to acquire.

Decreases in operating expenses and depreciation and amortization during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 can directly be attributable to the sale of the Bond Street and Rosemead Springs properties. The decreases have been partially offset by increased operating and depreciation and amortization expenses for the three months ended September 30, 1997 over the three months ended September 30, 1996 resulting from the consolidation of Resort Group, LLC.

General and administrative expenses increased by $309,000 and $272,000 during the nine and three months ended September 30, 1997 compared to the same periods ended September 30, 1996 due to the consolidation of the Resort Group, LLC, commencing with the three months ended September 30, 1997.

Interest expense decreased by $90,000 or 25% during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 as a result of the debt eliminated in connection with the Bond Street property sale in 1996. The draws on the Mid-Pen revolving line of credit in 1997 account for a large portion of the interest expense recognized in 1997.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             #27 - Financial Data Schedule

         (b) Reports on Form 8-K.

             Registrant filed a Current Report on Form 8-K, dated October 14, 1997, reporting that Glenborough Partners, A California Limited Partnership (the Registrant), purchased on July 16, 1997 and July 17, 1997 a total of 40,000 shares of common stock in Glenborough Realty Trust Incorporated ("GLB") for $909,370. GLB is an affiliate of the Partnership.

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






                             Date: November 14, 1997