Form 10-K/A
period 1996-12-31
GLENBOROUGH PARTNERS A CALIFORNIA LP
filed 1997-12-09
CIK 790129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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



                                                  /s/ARTHUR ANDERSEN LLP

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



                                                  /s/ARTHUR ANDERSEN LLP

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