Form 10-K
period 1997-12-31
GLENBOROUGH PARTNERS A CALIFORNIA LP
filed 1998-03-30
CIK 790129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934.
                      For the year ended December 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.
                   For the transition period from ____ to ____

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

       Partnership's telephone number, including area code: (650) 343-9300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes__X__ No _____

No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibit Index in Item 14

                                     PART I

Item 1.  Business.

Organization

Glenborough  Limited, A California Limited  Partnership  registered  pursuant to section 15d-5 of the Securities Exchange Act of 1934, was formed in 1986 to acquire, own, operate, develop and lease commercial and residential real estate. To facilitate compliance with certain recording and filing requirements, a second limited partnership, GOCO Realty Fund I, a California Limited Partnership ("GOCO"), was formed in April, 1986 to hold and operate all real and personal property then or thereafter owned by Glenborough Limited (the "Partnership Property"). At the end of 1993, there was a technical termination of Glenborough Limited and Glenborough Partners, A California Limited Partnership ("Partners"), commenced as successor to Glenborough Limited. In 1994, a plan of reorganization for GOCO became effective as a result of GOCO's 1992 Chapter 11 reorganization petition. GOCO was succeeded in 1995 by GPA Ltd., A California Limited Partnership ("GPA"). On December 31, 1997, GPA was dissolved and all of its net assets were transferred to Partners. Partners and GPA operated as an economic unit and unless specifically designated otherwise, are referred to collectively as the "Partnership". The general partners of Partners are Glenborough Corporation, a California corporation, and Robert Batinovich (collectively "Glenborough" or "General Partner"). Glenborough Corporation is the managing general partner of the Partnership (the "Managing General Partner").

Two subsidiary partnerships were created in February, 1994: (i) GPA West, L.P. ("West"), and (ii) GPA Industrial, L.P. ("Industrial") to facilitate the Partnership's holding and transfer of real property. A third subsidiary partnership, GPA Bond, L.P. ("Bond") was created in December, 1994 to hold and operate a property purchased on December 29, 1994. The general partners of each of these partnerships were Glenborough Corporation and Robert Batinovich while the sole limited partner of each was GPA.

After the cancellation of a total of 1,988,589 limited partnership units of the Partnership from December 1986 through December 1996 and the redemption of 12,177 limited partnership units in 1997, there remain 2,898,722 limited partnership units outstanding at December 31, 1997.

Investment in Glenborough Properties L.P.

On December 31, 1995, Industrial and its four properties were contributed to an affiliated partnership, Glenborough Properties, L.P. ("GPLP"), the operating partnership of Glenborough Realty Trust Incorporated ("GLB"), a real estate investment trust managed by affiliates of the Partnership, in exchange for 542,333 limited partnership units in GPLP. The debt securing the properties owned by Industrial was assumed by GPLP. As a result of the contribution, Industrial ceased to be a subsidiary of the Partnership at the end of 1995.

In  July,  1996,  the  Partnership   contributed  its  45%  non-voting   limited
partnership interest in University Club Tower (UCT) to GPLP in exchange for 10,606 limited partnership units.

In September, 1996, the Partnership sold its interest in Bond to GPLP and GRT Corporation, a wholly owned subsidiary of GLB, in exchange for 26,067 limited partnership units in GPLP. As a result of the sale, Bond ceased to be a subsidiary of the Partnership.

Effective December 12, 1997, contingent upon the successful sale of the sole property in GRC Airport Associates ("GRC Airport"), (see below), the Partnership transferred its 25% interest in GRC Airport to GPLP for 112,877 units in GPLP. The contingency was satisfied on February 17, 1998.

At December 31, 1997, the Partnership owns 691,883 units or approximately a 2.2% interest in GPLP.

Other Investments

In September, 1995, the Partnership invested $1,050,000 for a 25% limited partnership interest in GRC Airport. GRC Airport owned a property consisting of
10.14 acres of improved land with a 216,780 square foot industrial building located in San Bruno, California. This property is leased to a single tenant (the "Operator") which operates an off-site long-term parking facility for the San Francisco International Airport. On February 17, 1998, GRC Airport sold its sole real estate asset to an unaffiliated entity for $24,000,000, $2,000,000 of which is conditioned on the purchaser's success in its efforts to purchase the Operator's leasehold interest. If the purchaser's efforts are successful and the additional $2,000,000 is paid to GPLP, then the Partnership will receive a pro-rata share of the additional consideration from GPLP in the form of either (at the option of the Partnership) cash, GPLP limited partnership units or GLB common stock.

In June and July, 1996, the Partnership acquired 131,347 units (representing a 13% interest) of Glenco Squaw Associates ("Squaw"), an affiliated partnership, for $351,985. Squaw's sole asset was a promissory note receivable from the sale of its interest in a resort in Squaw Valley, California. On August 29, 1997, the Partnership liquidated this investment by selling back to Squaw its 131,347 units for $355,810.

In December, 1996, the Partnership purchased 931 limited partnership units or a 2.7% interest in Outlook Income/Growth Fund VIII, ("Outlook VIII"), an affiliated partnership, for $162,925. From February through August 1997, the Partnership purchased an additional 1,865 limited partnership units or 5.3% interest in Outlook VIII from unaffiliated sophisticated secondary market investors for $318,810. On November 11, 1997, Outlook VIII liquidated and the Partnership received a liquidating distribution of $1,324,354.

In February and April 1997, the Partnership purchased 1,642,746 limited partnership units or a 4.6% interest in Outlook Income Fund 9 ("Outlook 9"), an affiliated partnership from sophisticated secondary market investors for $124,699. On December 3, 1997, Outlook 9 liquidated and the Partnership received a liquidating distribution of $295,694.

On July 31, 1997, the  Partnership  acquired a 50%  non-controlling  interest in
Windswept   Portfolio  LLC  ("Windswept"),   a  limited  liability  company  for
$1,800,000. Windswept owns five multi-family projects in Houston, Texas.

On August 25, 1997, the Partnership contributed $200,000 for a 5.63% non-controlling interest in Cheeseburger In Paradise - Waikiki, a California limited partnership ("CIP-Waikiki") which owns and operates a Cheeseburger In Paradise restaurant on Waikiki Beach in Honolulu, Hawaii.

Effective June 1, 1997, the Partnership contributed $320,000 for an 80% interest in Resort Group, LLC, a Colorado limited liability company ("Resort"). Resort was formed to invest $1,616,162 for an 80% interest in Mountain Resorts LLC, a Colorado limited liability company ("Mountain Resorts") whose primary business is the management of various condominiums and townhouses in Colorado. Of the $1,616,162 invested by Resort, $400,202 was in cash and $1,215,960 was in the form of a promissory note to the seller of the management company.As a result of its investment in Resort, the Partnership consolidates its financial statements with Resort (after Resort consolidates with Mountain Resorts) and recognizes its joint venture partner's interest as minority interest.

From February through August 1997, the Partnership purchased limited partnership
units  from   sophisticated   secondary   market   investors  in  the  following
unaffiliated real estate partnerships:

                                                                     Net
                                                  Ownership       Acquisition
       Partnership                Units               %             Price
      -------------             -------           ---------      ------------
Rancon Pacific Realty, LP        40,093             1.4%         $  113,662
Rancon Income Fund I                715             4.9%         $  213,141
Rancon Realty Fund I                  3               *          $      150
Rancon Realty Fund IV             2,755             3.5%         $  635,034
Rancon Realty Fund V              2,665             2.7%         $  654,879

Note *: Less than 1%

On December 31, 1997, the Partnership liquidated its investments in Rancon Realty Fund IV and Rancon Realty Fund V for $826,500 and $866,125, respectively.

Information regarding the Partnership Properties is incorporated herein by reference to Item 2. - Properties.

Investment in Marketable Securities

During 1997, the Partnership purchased a total of 80,500 shares of Glenborough Realty Trust Incorporated ("GLB") common stock for $1,851,000. GLB, an affiliate of the Partnership, is a real estate investment trust and is publicly traded on the New York Stock Exchange.

Business Plan

In 1998, the Partnership's intentions are: (i) to sell the remaining 1.16 acres of the Rosemead land, located in El Monte, California, (ii) to explore the feasibility and economic benefit of repurchasing its outstanding limited partnership units; and (iii) to identify other suitable investments.

Management and Operations

The Partnership engages Glenborough Corporation and its affiliates (the "Property Manager") to manage the Partnership's assets. Pursuant to a written management agreement, Glenborough Corporation has broad managerial responsibility for all Partnership assets, including collection of all rents and other charges due from tenants for properties managed by the Property Manager. The agreement as amended, expires in 2001, except that the Partnership may terminate the agreement without cause on 30-days written notice or immediately if Glenborough Corporation ceases to be the managing general partner.

Environmental Matters

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

Other

The Partnership does not directly employ any individuals. All regular employees rendering services on behalf of the Partnership are employees of Glenborough Corporation or its affiliates.

The business of the Partnership to date has involved only one industry segment (real estate). The Partnership has no foreign operations and the business of the Partnership is not seasonal.

Competition

Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to rental properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Although management believes the Partnership Property, joint venture properties and properties indirectly owned through investments in various partnerships are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of these properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its properties for periods longer than anticipated, or may need to dispose earlier than anticipated, or refinance a property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

Item 2.  Properties.

As of December 31, 1997, the Partnership owns a 1.16 acre parcel of land held for sale. This was once part of the Rosemead Springs Business Center ("Rosemead"), a 129,500 square foot multi-tenant office building located in El Monte, California which was sold on April 18, 1997.

In the opinion of management, the insurance coverage on the Rosemead land is adequate.

At December 31, 1997, the 1.16 acre parcel of land is unencumbered.

Also, as of December 31, 1997, the Partnership owns various partnership interests ranging from less than 1% to 80% in seven affiliated and unaffiliated real estate partnerships.


Item 3.  Legal Proceedings.

The Partnership did not become a party to, nor were any of its assets the subject of any material pending legal proceedings in 1997.


Item 4.  Results of Votes of Security Holders.

During the fourth quarter of fiscal year 1997, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

Holders

As of December 31, 1997, 382 holders of record held the 2,898,722 outstanding Limited Partnership Units.

Cash Distributions

The Partnership began paying quarterly cash distributions on April 30, 1987, at a quarterly rate of $0.375 per Limited Partnership Unit and continued paying the same quarterly cash distribution through the fourth quarter 1988 distribution on January 31, 1989. In 1989, the Partnership lowered its quarterly cash distribution to $0.25 per Unit for the first quarter distribution and to $0.1875 per Unit beginning with the second quarter 1989 distribution. Regular quarterly distributions were suspended as of the second quarter of 1990.

In the first quarters of 1997 and 1998, the Partnership made special cash distributions totaling $295,000 and $587,000 to help alleviate its partners' tax burden arising from their portion of the undistributed taxable income of the Partnership in 1996 and 1997, respectively. No other cash distributions have been made since the first quarter of 1990.

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

                                 Condensed Consolidated Operating Data
                                (in thousands, except for Per Unit Data
                                     and actual number of assets)
                                   For the years ended December 31,

                                               1997        1996       1995        1994        1993
                                               ----        ----       ----        ----        ----
Total revenues                              $  3,674    $  1,581    $  3,259    $  7,729    $ 22,061

Total expenses                                 2,472       2,424       3,940      10,126      28,389
                                            --------    --------    --------    --------    --------

Income (loss) before minority
   interest and extraordinary item             1,202        (843)       (681)     (2,397)     (6,328)

Minority interest                                111          --          --          --          --

Extraordinary item  (Note 1)                      --         125          --     119,954         (30)
                                            --------    --------    --------    --------    ---------

Net income (loss)                           $  1,313    $   (718)   $   (681)   $117,557    $ (6,358)
                                            ========    ========    ========    ========    ========

Cash distributed from net
    income (Note 2)                         $    295    $     --    $     --    $     --    $     --


Per limited partnership unit (Note 3):
   Income (loss) before extraordinary item  $    .44    $   (.28)   $   (.23)   $   (.74)   $  (1.81)
   Net income (loss)                        $    .44    $   (.24)   $   (.23)   $  36.52    $  (1.82)

   Distributions of net income (Note 2)     $    .10    $     --    $     --    $     --    $     --

At December 31:
   Rental properties owned                        --           1           5           6          30
   Mortgage notes receivable held                 --          --          --          --           1




                                              (continued)
                                        See accompanying notes.

                               Condensed Consolidated Balance Sheet Data
                                            (in thousands)

                                                                    December 31,

                                                1997       1996        1995       1994        1993
                                                ----       ----        ----       ----        ----
Assets
Net real estate investments                 $    265    $  3,225    $  7,493    $ 19,778    $123,701


Notes receivable, net                            457         316          14          --      44,951


Investment in partnerships and
   management contracts                        4,864       2,004          --          --          --

Minority interest                                 10          --          --          --          --

Cash and other assets                          7,263         488       2,325       3,407      16,630
                                            --------    --------    --------    --------    --------

Total assets                                $ 12,859    $  6,033    $  9,832    $ 23,185    $185,282
                                            ========    ========    ========    ========    ========


Liabilities and Partners' Equity (Deficit)
Notes payable and accrued interest          $  5,213    $  2,218    $  5,069    $ 17,267    $295,380


Other liabilities                              2,374          52         155         629       2,170
                                            --------    --------    --------    --------    --------

Total liabilities                              7,587       2,270       5,224      17,896     297,550


Total partners' equity (deficit)               5,272       3,763       4,608       5,289    (112,268)
                                            --------    --------    --------    --------    --------


Total liabilities and partners'
   equity (deficit)                         $ 12,859    $  6,033    $  9,832    $ 23,185    $185,282
                                            ========    ========    ========    ========    ========


                                          NOTES TO SELECTED FINANCIAL DATA

1. In 1996, the Partnership recognized an extraordinary item from debt forgiveness after the lender forgave $125,000 of debt secured by the Bond property. In 1994 and 1993, the Partnership recognized extraordinary items from a Chapter 11 bankruptcy reorganization and early forgiveness of debt.

2. The Partnership has suspended regular quarterly distributions since the second quarter of 1990; however, a special $.10 per limited partnership unit distribution was made in March 1997.

3. In 1997, the per unit data is based on a 97.70% limited partnership interest and 2,905,400 weighted average limited partner units outstanding. In 1996, the per unit data is based on a 97.71% limited partnership interest and 2,936,376 weighted average limited partner units outstanding. In 1995 and 1994, the per unit data is based on a 97.73% limited partnership interest and 2,961,853 and 3,146,492 weighted average limited partner units outstanding, respectively. In 1993, the per unit data is based on a 98.01% limited partnership interest and 3,414,839 weighted average limited partner units outstanding.

The comparability of the Consolidated Financial Data reflected in the above table has been affected by the reduction of total assets and related debt resulting from: (i) the disposition of properties during the years ended
December  31,  1997,   1996,   1995,  1994  and  1993;  and  (ii)  a  bankruptcy
reorganization and early extinguishment of debt in 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion addresses the Partnership's financial condition at December 31, 1997 and its results of operations for the years ended December 31, 1997, 1996 and 1995. This information should be read in conjunction with the Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.


LIQUIDITY AND CAPITAL RESOURCES

On January 1, 1997, the Partnership's capital resources consisted primarily of interests in four affiliated limited partnerships, Glenborough Properties L.P. ("GPLP"), GRC Airport Associates ("GRC Airport"), Glenco Squaw Associates ("Squaw") and Outlook Income / Growth Fund VIII ("Outlook VIII"), and one rental property, Rosemead Springs. The Partnership also had $1,200,000 available on a $3,400,000 revolving line of credit with Mid-Peninsula Bank ("Mid-Pen").

During 1997, the Partnership drew a total of $6,895,000 on the Mid-Pen revolving line of credit to fund: (i) $2,068,000 in purchases of limited partnership units in various affiliated and unaffiliated real estate partnerships; (ii) the $1,851,000 in purchases of 80,500 shares of common stock in Glenborough Realty Trust Incorporated ("GLB"), an affiliate of the Partnership which is a publicly traded (New York Stock Exchange) real estate investment trust; (iii) a $295,000 distribution to its partners to help alleviate its partners' tax burden arising from their portion of the 1996 undistributed taxable income of the Partnership;
(iv) a $1,800,000 investment for a 50% interest in Windswept Portfolio, LLC ("Windswept"), a limited liability company formed to own and operate five multi-family residential properties in Texas; (v) a $320,000 investment for an 80% interest in Resort Group, LLC ("Resort"), a limited liability company formed to indirectly own the property management business of various resorts; (vi) a $200,000 investment for a 10% non-controlling interest in Cheeseburger In Paradise - Waikiki, a California limited partnership which owns and operates a restaurant in Hawaii; (vii) a short-term $80,000 loan to the Partnership's joint venture partner in Resort; (viii) $43,000 in redemption of 12,177 of its limited partnership units; and (ix) its short-term operating cash requirements. To facilitate these draws, the Partnership obtained an increase in its Mid-Pen revolving line of credit from $3,400,000 to $6,500,000. In 1997, the Partnership also made a total of $5,207,000 in principal payments on the line of credit. As of December 31, 1997, $2,612,000 remains available on this line of credit.

Resort was formed to invest $1,616,162 for an 80% interest in Mountain Resorts LLC, a Colorado limited liability company ("Mountain Resorts"). The primary business of Mountain Resorts is the management of various condominiums and townhouses in the Steamboat Springs area of Colorado. As a result of its investment in Resort, the Partnership consolidates its financial statements with Resort (after Resort consolidates with Mountain Resorts) and recognizes its joint venture partner's interest as minority interest.

In December 1996, the Partnership made its initial purchase of 931 limited partnership units in Outlook VIII for $163,000. At that time, Outlook VIII owned interests in three rental properties. From February 1997 through August 1997, the Partnership purchased from sophisticated secondary market investors, an additional 1,865 limited partnership units in Outlook VIII for $319,000. During 1997, Outlook VIII disposed of all of its real estate assets and in November 1997, made final liquidating distributions to its partners of which the Partnership received $1,324,000.

Between February 1997 and April 1997, the Partnership purchased from sophisticated secondary market investors 1,642,746 limited partnership units in Outlook Income Fund 9 ("Outlook 9"), an affiliated partnership, for $125,000. In December 1997, Outlook 9 liquidated and the Partnership received a liquidating distribution of $296,000 for its investments in Outlook 9.

From February 1997 through August 1997, the Partnership purchased limited partnership units in two unaffiliated real estate partnerships, Rancon Realty Fund IV ("Rancon IV") and Rancon Realty Fund V ("Rancon V") for $635,000 and $655,000, respectively, from sophisticated secondary market investors. On December 31, 1997, the Partnership liquidated its investments in Rancon IV and Rancon V and received $826,000 and $866,000, respectively.

On April 18, 1997, the Partnership sold its Rosemead Springs property, a 129,500 square foot multi-tenant office building located in El Monte, California, to an unaffiliated third party for$2,675,000. The net proceeds from the sale of $2,682,000 were used to pay-down a portion of the Partnership's revolving line of credit with Mid-Pen.

In August 1997, the Partnership liquidated its investment in Squaw and received $356,000 for its investment.

During 1997, the Partnership acquired an additional 112,877 limited partnership units in GPLP upon the transfer of its 25% interest in GRC Airport to GPLP. The transfer of the interest was subject to a contingency which was satisfied on February 17, 1998. See Note 5 of Item 8 to the financial statements for further information. During 1997, the Partnership received $741,128 or $1.28 per unit in distributions from the investment in GPLP.

As of December 31, 1997, the Partnership's cash and cash equivalent balance was $2,545,000 which was, in large part, due to the distributions received from Outlook VIII, Outlook 9, Rancon IV and Rancon V as discussed above. The remainder of the Partnership's assets consisted primarily of its investments in marketable securities, management contracts, reservation deposits held in escrow for future resort guests and miscellaneous investments in various affiliated and unaffiliated partnerships. The Partnership's primary liabilities included amounts due on the Mid-Pen revolving line of credit, the Resort Group promissory note carried by the seller of the resort management company and deposits held for future rental use of the condominiums and townhouses.

The $842,000 increase in accounts payable and other liabilities at December 31, 1997 compared to December 31, 1996 is largely a result of normal and ordinary trade payables in connection with the addition of the Mountain Resorts in 1997.


RESULTS OF OPERATIONS

1997 versus 1996

Rental income decreased $535,000 or 95% during the year ended December 31, 1997 compared to the year ended December 31, 1996 due to the loss of rental income following the sales of the Bond Street property on September 24, 1996 and the Rosemead Springs property on April 18, 1997.

Income from management contracts represents the revenue earned by Mountain Resorts for managing various condominiums and townhouses in Colorado.

The $240,000 or 48% increase in income from investments in affiliated partnerships during the year ended December 31, 1997 from the year ended December 31, 1996 was due to the recognition of income from the commencement of quarterly distributions from GPLP in April 1996. In addition, GPLP increased the distribution per unit in 1997 and the Partnership increased its investment in GPLP on September 24, 1996.

The $291,000 or 338% increase in equity in earnings of affiliated partnerships during the year ended December 31, 1997 over the year ended December 31, 1996 was a result of the Partnership's investment in Windswept as of July 31, 1997 and the increase in GRC Airport's income. The increase in GRC Airport's income was a result of a $13,000 increase in the base monthly rent as of January 1997.

The $1,420,000 gain on liquidation of investments in partnerships during the year ended December 31, 1997 represents amounts collected by the Partnership in excess of the carrying value of Glenco Squaw Associates, Rancon Realty Fund IV, Rancon Realty Fund V, Outlook Income/Growth Fund VIII and Outlook Income Fund 9. The Partnership's investments in these partnerships were liquidated between August 1997 and December 1997 (See Item 8, Notes to the Consolidated Financial Statements for a discussion of investments in these partnerships).

Interest and other income decreased $247,000 or 57% during the year ended December 31, 1997 compared to the year ended December 31, 1996, primarily due to the 1996 recognition of other income of: (i) a non-refundable deposit received from a once potential buyer of Rosemead Springs after a sale had fallen through;
(ii) prior year property tax refunds  received for Rosemead Springs in 1996; and
(iii) a 1996 fee for the dissolution of a purchase/sale agreement paid by the owner of a property which the Partnership was negotiating to acquire.

Operating expenses increased $167,000 or 32% during the year ended December 31, 1997 over the year ended December 31, 1996 due to the consolidation of Resort Group and Mountain Resorts in 1997. This increase was slightly offset by the elimination of operating expenses following the sales of the Bond Street (September 1996) and Rosemead Springs (April 1997) properties.

General and administrative expenses increased $618,000 or 196% during the year ended December 31, 1997 from the year ended December 31, 1996, due to the consolidation of costs involved in administering Mountain Resorts.

Depreciation and amortization decreased $8,000 or 11% during the year ended December 31, 1997 from the year ended December 31, 1996, due largely to the sale of the Bond Street property in September 1996. The reduction of depreciable assets in 1996 is offset by the Partnership's consolidation of Mountain Resorts in 1997 which includes the amortization of its investment in management contracts.

At December 31, 1997, management determined that the carrying value of the Partnership's remaining parcel of land held for sale was in excess of the estimated fair market value and, accordingly, recorded a provision for impairment of land held for sale in the amount of $252,000. The fair market value was based on a preliminary negotiated sale price of the land to an independent third party. Due to the uncertainties inherent in this process, the valuation does not purport to be the price at which a sale transaction involving this property can or will take place.

During 1997, the Partnership recognized a $95,000 loss on the sale of the Rosemead Springs property.

1996 versus 1995

Rental revenue decreased $2,404,000 or 81% during the year ended December 31, 1996 from the year ended December 31, 1995 due to: (i) the contribution of Industrial and its four properties into GPLP at December 31, 1995 and (ii) the sale of Bond to GPLP on September 24, 1996.

Income from investments in affiliated partnership during the year ended December 31, 1996 of $502,000 represents distributions received from its investment in GPLP.

Equity in earnings from an investment in an affiliated partnership increased in 1996 as such investment was not acquired until September 1995; and thus, 1995 represented only a partial year of operations.

Interest  and other  revenue  increased  $93,000  or 28%  during  the year ended
December 31, 1996 over the year ended December 31, 1995 largely due to the recognition as other income of: (i) a non-refundable deposit received from the once potential buyer of Rosemead Springs after the sale fell through, and (ii) a fee in 1996 for the dissolution of a purchase/sale agreement paid by the owner of a property which the Partnership was negotiating to acquire.

Operating, general and administrative, depreciation and amortization, and interest expenses decreased in 1996 compared to 1995 due to the contribution of Industrial and sale of Bond to GPLP.

At December 31, 1996, after several unsuccessful contracts to sell the property for an amount that would recover its carrying value, management concluded that the carrying value of the Partnership's investment in Rosemead Springs and adjacent lots was in excess of its estimated fair value and a provision for impairment of the investment in the amount of $1,090,000 was recorded. The estimated fair value of the Rosemead property has been based on a current offer for the property less selling costs.

The Partnership recognized a $125,000 gain from debt forgiveness after the lender on the loan secured by the Bond office building forgave $125,000 in debt, prior to the sale of Bond.

Year 2000 Compliance

The Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Partnership's software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such applications will be necessary. The Partnership has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given information known at this time about the Partnership's systems that are non-compliant, coupled with the Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect "Year 2000" compliance costs to have any material adverse impact on the Partnership's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Partnership's systems will be "Year 2000" compliant or that compliance costs or the impact of the Partnership's failure to achieve substantial "Year 2000" compliance will not have a material adverse effect on the Partnership's future liquidity or results of operations.

Item 8.  Financial Statements and Supplementary Data.


             GLENBOROUGH PARTNERS, A CALIFORNIA LIMITED PARTNERSHIP

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                         Page

Report of Independent Public Accountants...................................16

Financial Statements:

      Consolidated Balance Sheets - December 3l, l997
           and l996 .......................................................17

      Consolidated Statements of Operations
           for the years ended December 3l, l997, l996
           and l995........................................................18

      Consolidated Statements of Partners' Equity
           for the years ended December 3l, l997,
           l996 and l995...................................................19

      Consolidated Statements of Cash Flows for the years
           ended December 3l, l997, l996 and l995..........................20

      Notes to the Consolidated Financial Statements ......................22

Financial Statement Schedule:

Schedule III - Consolidated Real Estate
      Investments and Related Accumulated Depreciation
      at December 31, 1997 and Note thereto................................36


Other schedules are omitted either because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
GLENBOROUGH PARTNERS,
A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of GLENBOROUGH PARTNERS, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GLENBOROUGH PARTNERS, A CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1997, and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



San Francisco, California                          /S/ ARTHUR ANDERSEN LLP
February 11, 1998 (except with respect
to the matters discussed in Note 13, as
to which the date is March 13, 1998)

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                           December 31, 1997 and 1996
                    (in thousands, except units outstanding)

Assets                                                         1997      1996
------                                                      --------   --------

Rental property held for sale - net                         $     --   $  2,708
Land held for sale                                               265        517
Cash and cash equivalents                                      2,545        403
Marketable securities of affiliate,
  at fair value (cost $1,851)                                  2,385         --
Deposits in escrow                                             1,762         --
Notes receivable                                                 457        316
Investments in affiliated partnerships                           973      2,004
Investments in unaffiliated partnerships                       2,441         --
Investments in management contracts, net                       1,450         --
Minority interest                                                 10         --
Other assets                                                     571         85
                                                            --------   --------

Total assets                                                $ 12,859   $  6,033
                                                            ========   ========

Liabilities and Partners' Equity
--------------------------------
Notes payable                                               $  5,021   $  2,200
Accounts payable and accrued expenses                            912         70
Reservation deposits                                           1,654         --
                                                            --------   --------

Total liabilities                                              7,587      2,270
                                                            --------   --------

Partners' equity
  General partner                                                439        404
  Limited partners, 2,898,722 and 2,910,899 units
    outstanding at December 31, 1997 and 1996, respectively    4,833      3,359
                                                            --------   --------

Total partners' equity                                         5,272      3,763
                                                            --------   --------

Total liabilities and partners' equity                      $ 12,859   $  6,033
                                                            ========   ========








  The accompanying notes are an integral part of these consolidated statements.

                                           GLENBOROUGH PARTNERS,
                                     A CALIFORNIA LIMITED PARTNERSHIP

                                   Consolidated Statements of Operations
                           For the years ended December 31, 1997, 1996 and 1995
                                  (in thousands, except per unit amounts)

                                                                         1997         1996         1995
                                                                      ---------    ---------    ---------
Revenue:
  Rental income                                                       $      28    $     563    $   2,967
  Income from management contracts                                          924           --           --
  Income from investments in affiliated partnerships                        742          502           --
  Equity in earnings (loss) of affiliated partnerships                      377           86          (45)
  Gain on liquidation of investments in partnerships                      1,420           --           --
  Interest and other                                                        183          430          337
                                                                      ---------    ---------    ---------

  Total revenues                                                      $   3,674    $   1,581    $   3,259
                                                                      ---------    ---------    ---------

Expenses:
  Operating, including $5, $47 and $132 paid to affiliates
    in 1997, 1996 and 1995, respectively                                    684          517          625
  General and administrative, including $172, $217 and $292
    paid to affiliates in 1997, 1996 and 1995, respectively                 934          316          521
  Depreciation and amortization                                              66           74          914
  Interest expense                                                          441          427        1,880
  Provision for impairment of real estate held for sale                     252        1,090           --
  Loss on sale of rental property                                            95           --           --
                                                                      ---------    ---------    ---------

  Total expenses                                                          2,472        2,424        3,940
                                                                      ---------    ---------    ---------

Income (loss) from operations before minority interest and
  extraordinary item                                                      1,202         (843)        (681)
Minority interest                                                           111           --           --
                                                                      ---------    ---------    ---------

  Net income (loss) before extraordinary item                             1,313         (843)        (681)

Extraordinary item:
  Gain on forgiveness of debt                                                --          125           --
                                                                      ---------    ---------    ---------

Net income (loss)                                                     $   1,313    $    (718)   $    (681)
                                                                      =========    =========    =========

Income (loss) from operations before
  extraordinary item per Limited Partnership Unit                     $     .44    $    (.28)   $    (.23)
Extraordinary item per Limited Partnership Unit                              --          .04           --
                                                                      ---------    ---------    ---------
Net income (loss) per Limited Partnership Unit                        $     .44    $    (.24)   $    (.23)
                                                                      =========    =========    =========

Distributions of net income per Limited Partnership Unit              $     .10    $      --    $      --
                                                                      =========    =========    =========

Weighted average number of Limited Partnership Units
  outstanding                                                         2,905,400    2,936,376    2,961,853
                                                                      =========    =========    =========

               The accompanying notes are an integral part of these consolidated statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP


                   Consolidated Statements of Partners' Equity
              For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                     Total
                                           General      Limited     Partners
                                           Partner      Partners     Equity
                                           -------      -------      -------
Balance, December 31, 1994                 $   435      $ 4,854      $ 5,289

Net loss                                       (15)        (666)        (681)
                                           -------      -------      -------

Balance, December 31, 1995                     420        4,188        4,608

Net loss                                       (16)        (702)        (718)

Redemption of units                             --         (127)        (127)
                                           -------      -------      -------

Balance, December 31, 1996                     404        3,359        3,763

Net income                                      30        1,283        1,313

Unrealized gain on marketable securities        12          522          534

Distributions                                   (7)        (288)        (295)

Redemption of units                             --          (43)         (43)
                                           -------      -------      -------

Balance, December 31, 1997                 $   439      $ 4,833      $ 5,272
                                           =======      =======      =======













  The accompanying notes are an integral part of these consolidated statements.

                                    GLENBOROUGH PARTNERS,
                               A CALIFORNIA LIMITED PARTNERSHIP

                            Consolidated Statements of Cash Flows
                     For the years ended December 31, 1997, 1996 and 1995
                                        (in thousands)

                                                           1997         1996         1995
                                                         --------     --------     --------
Cash flows from operating activities:
  Net income (loss)                                      $  1,313     $   (718)    $   (681)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and amortization                             66           74          914
     Amortization of loan fees, included in
       interest expense                                        76           22           55
     Loss on sale of rental property                           95           --           --
     Minority interest                                       (111)          --           --
     Gain on liquidation of investments in partnerships    (1,420)          --           --
     Equity in earnings of affiliated partnerships           (377)         (86)          45
     Gain on forgiveness of debt                               --         (125)          --
     Provision for impairment of real estate held for sale    252        1,090           --
     Changes in certain assets and liabilities:
       Increase in deferred financing and other fees           --          (56)         (77)
       Increase in deposits in escrow                      (1,762)          --           --
       Decrease (increase) in other assets                   (563)         131          270
       Increase (decrease) in amount due from affiliate        --          195          (60)
       Increase in reservation deposits                     1,654            1           --
       Increase (decrease) in accounts payable
         and accrued expenses                                 836          (56)        (379)
                                                         --------     --------     --------

  Net cash provided by operating activities                    59          472           87
                                                         --------     --------     --------

Cash flows from investing activities:
  Distributions from investments in partnerships              786          102           --
  Improvements to real estate                                  --          (26)        (108)
  Net proceeds from sales of real estate                    2,619           --           --
  Proceeds from liquidation of investments
    in partnerships                                         3,668           --           --
  Investment in unaffiliated partnerships                  (3,624)          --           --
  Investment in affiliated partnerships                      (443)        (515)      (1,108)
  Purchase of management contracts                         (1,515)          --           --
  Purchase of marketable securities                        (1,851)          --           --
  Increase in notes receivable                               (141)        (302)      (2,154)
  Principal payment on note receivable                         --           --        2,141
                                                         --------     --------     --------

  Net cash used for investing activities                     (501)        (741)      (1,229)
                                                         --------     --------     --------


                                         (continued)

                                    GLENBOROUGH PARTNERS,
                               A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows - continued
                     For the years ended December 31, 1997, 1996 and 1995
                                        (in thousands)

                                                            1997         1996        1995
                                                         --------     --------     --------
Cash flows from financing activities:
  Proceeds from notes payable                            $  8,430     $  2,200     $  1,200
  Principal payments on notes payable                      (5,609)      (2,213)      (1,850)
  Minority interest in equity                                 101           --           --
  Distribution to partners                                   (295)          --           --
  Redemption of limited partnership units                     (43)        (127)          --
                                                         --------     --------     --------

  Net cash provided by (used for) financing activities      2,584         (140)        (650)

Net increase (decrease) in cash and cash equivalents        2,142         (409)      (1,792)

Cash and cash equivalents:
  Beginning of period                                         403          812        2,604
                                                         --------     --------     --------

  End of period                                          $  2,545     $    403     $    812
                                                         ========     ========     ========

Cash paid for interest                                   $    351     $    421     $  1,898
                                                         ========     ========     ========

Supplemental disclosure of non-cash investing and financing activities:
  Purchase of existing notes receivable                  $     --     $     --     $ (2,368)
                                                         ========     ========     ========
  Notes receivable paid-off                              $     --     $     --     $  2,368
                                                         ========     ========     ========
  Note payable for investment in management
    contracts                                            $  1,216     $     --     $     --
                                                         ========     ========     ========


Contribution of subsidiary partnership to affiliated partnerships:
  Contribution of real estate, net                       $     --     $  3,145     $(11,799)
  Assumption of debt by acquiring
    partnership (including accrued interest)                   --       (2,714)      11,583
  Other assets and liabilities                                 --           10          216
                                                         --------     --------     --------

  Net investment in affiliated partnerships              $     --     $    441     $     --
                                                         ========     ========     ========







        The accompanying notes are an integral part of these consolidated statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995


Note 1.  SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Partnership Organization

Glenborough Limited, A California Limited Partnership, and GOCO Realty Fund I, a California Limited Partnership ("GOCO"), were formed in 1986 to acquire, own, operate, develop and lease commercial and residential real estate. At the end of 1993, there was a technical termination of Glenborough Limited and Glenborough Partners, A California Limited Partnership ("Partners"), commenced as successor to Glenborough Limited. In 1994, a plan of reorganization for GOCO became effective as a result of GOCO's 1992 Chapter 11 reorganization petition. GOCO was succeeded in 1995 by GPA Ltd., A California Limited Partnership ("GPA"). On December 31, 1997, GPA Ltd. was dissolved and all of its net assets were transferred to Partners. Partners and GPA operated as an economic unit and unless specifically designated otherwise, are referred to collectively as the "Partnership". The general partners of Partners are Glenborough Corporation, a California corporation, and Robert Batinovich (collectively "Glenborough" or "General Partner"). Glenborough Corporation is the managing general partner of the Partnership (the "Managing General Partner).

Two subsidiary partnerships were created in February, 1994: (i) GPA West, L.P. ("West"), and (ii) GPA Industrial, L.P. ("Industrial") to facilitate the Partnership's holding and transfer of real property. A third subsidiary partnership, GPA Bond, L.P. ("Bond") was created in December, 1994 to hold and operate a property purchased on December 29, 1994. The general partners of each of these partnerships were Glenborough Corporation and Robert Batinovich while the sole limited partner of each was GPA.

Through December 31, 1995, all three partnerships were subsidiaries of GPA. On December 31, 1995, the Partnership contributed Industrial and its four properties to an affiliated partnership, Glenborough Properties, L.P. ("GPLP"), the operating partnership of Glenborough Realty Trust Incorporated ("GLB"), a real estate investment trust managed by affiliates of the Partnership, in exchange for 542,333 limited partnership units in GPLP. The debt securing the properties owned by Industrial was assumed by GPLP. As a result of the contribution, Industrial ceased to be a subsidiary of the Partnership effective December 31, 1995.

On July 15, 1996, the Partnership contributed its 45% non-voting limited partner interest in an affiliated partnership, University Club Tower ("UCT"), to GPLP in exchange for 10,606 limited partnership units in GPLP.

On September 24, 1996, the partners of Bond sold their respective ownership interests in Bond to GPLP and GRT Corporation, a wholly owned subsidiary of GLB. GPLP issued 26,067 limited partnership units and paid-off approximately $2,800,000 of indebtedness secured by the Bond

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

property in exchange for the Partnership's interest in Bond. As of September 24, 1996, as a result of the sale, Bond ceased to be a subsidiary of the Partnership.

Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

Consolidation - The accompanying consolidated financial statements include the accounts of Partners and its majority owned entities GPA, West, Resort Group LLC (see below), Mountain Resorts LLC (see below), Bond (through September 24,
1996), and Industrial (through December 31, 1995). All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's investments or (iv) continue as a going concern, may be impacted by changes in interest rates or property values, geographic economic conditions, or the entry of competitors into the markets where the properties of the Partnership's investments in real estate are located. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which will be effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS 130 will require the Partnership to classify items of other comprehensive income by their nature in the statement of operations and display the accumulated balance of other comprehensive income seperately from retained earnings and additional paid-in capital in the statement of partners' equity.

Other comprehensive income represents revenues, expenses, gains and losses which are included in comprehensive income, but excluded from net income. The Partnership will adopt SFAS 130 in the financial statements for the year ended December 31, 1998.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the level of additional disclosure, if any, that may be required by SFAS 131. Additional disclosures that may be required will be provided beginning with the financial statements of the Partnership for the year ending December 31, 1998.

Rental Property and Land Held for Sale - Rental property and land held for sale are stated at the lower of cost or estimated fair value. Fair value is based upon the estimated sales price of the property. Due to the uncertainties inherent in the valuation process, the carrying value does not purport to be the price at which a sale transaction involving this property can or will take place. Once a rental property is classified as "held for sale", depreciation of the asset is ceased.

Cash and Cash Equivalents - The Partnership considers certificates of deposit and money market funds with original maturities of less than ninety days to be cash equivalents.

Marketable Securities - The Partnership's investment in marketable securities is recognized at its fair value. The fair value is based on the closing market price per share of the securities as of the balance sheet date.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

Allocation of Net Income (Loss) - In 1995, pursuant to the partnership agreements of Partners and GPA, the general partners and limited partners had ownership interests of 2.27% and 97.73%, respectively. This percentage is derived from the general partners' 1% direct interest in GPA and a 1.27% indirect interest through their 1.28% general partner interest in Partners' 99% interest in GPA.

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

In 1997, the Partnership redeemed 12,177 limited partnership units from its investors for $43,000. These units were canceled with various effective dates between June 30, 1997 and October 1, 1997. The reduction in outstanding limited partnership units resulted in revised ownership interests of 2.30% and 97.70% by the general partners and limited partners, respectively.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' allocation of net income
(loss) divided by the weighted  average

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

limited partner units outstanding. In 1997, 1996 and 1995, the weighted average limited partner units outstanding was 2,905,400, 2,936,376 and 2,961,853, respectively.

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

Reclassifications - Certain 1996 balances have been reclassified to conform with the current year presentation.

Note 2.  RELATED PARTY TRANSACTIONS

Glenborough has the exclusive management and control of the business of the Partnership.

Fees to Affiliates

Glenborough Corporation and its affiliates are entitled to receive expense reimbursements, fees, and other compensation for services provided to the Partnership as follows:

Property management fees - 3% to 5% of gross property receipts collected Incentive fee - .5% of the fair value of assets to the extent earnings exceed $1.50 per unit Transaction fee - 2% of qualifying transaction price Refinancing fee - 1% of qualifying net loan refinancing proceeds

Fees and reimbursable expenses paid to Glenborough and included in the Partnership's operating expenses for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                1997         1996         1995
                                               ------       ------       ------
Property management fees                       $    1       $   30       $  106
Property management salaries (reimbursed)           4           17           26
                                               ------       ------       ------

Total property management fees and salaries    $    5       $   47       $  132
                                               ======       ======       ======

The Partnership also reimburses Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $172,000, $217,000 and $292,000 for such expenses in 1997, 1996 and 1995, respectively.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

As a result of the Rosemead sale on April 18, 1997, the Partnership paid $53,500 to Glenborough in transaction fees.

Note 3.  RENTAL PROPERTY AND LAND HELD FOR SALE

At December 31, 1996 the Partnership had a 129,500 square foot multi-tenant office project in El Monte, California, known as Rosemead Springs which was held for sale. After unsuccessfully closing on offers which would recover the property's carrying value, management concluded that the carrying value of the Partnership's investment in Rosemead Springs Business Center and adjacent lots was in excess of its estimated fair value and a provision for impairment of the investment in the amount of $1,090,000 was recorded at December 31, 1996. The estimated fair value of the Rosemead property was based on a current purchase offer for the property less selling costs. Rosemead Springs (excluding a 1.16 acre parcel of land adjacent to the rental property) was sold to an unaffiliated entity for total cash consideration of $2,675,000 on April 18, 1997. Afterincurring $62,000 in closing and other costs, the Partnership realized a $95,000 loss on the sale of the rental property, which is included in the accompanying consolidated statement of operations. The gross sale proceeds were used to pay-down the Partnership's revolving line of credit with Mid-Peninsula Bank.

At December 31, 1997, management determined that the carrying value of the Partnership's remaining 1.16 acre parcel of land held for sale was in excess of the estimated fair value and accordingly, recorded a provision for impairment of land held for sale in the amount of $252,000. The fair value was based on a preliminary negotiated sale price of the land to an independent third party. Due to the uncertainties inherent in this process, the valuation does not purport to be the price at which a sale transaction involving this property can or will take place.


Note 4.  MARKETABLE SECURITIES OF AFFILIATE

During 1997, the Partnership purchased a total of 80,500 shares of Glenborough Realty Trust Incorporated ("GLB") common stock for $1,851,000. GLB, an affiliate of the Partnership, is a real estate investment trust and is publicly traded on the New York Stock Exchange. As of December 31, 1997, the Partnership's investment in marketable securities had an aggregate market value of $2,385,000 (based on the closing market price of $29.625 per share on December 31, 1997). Accordingly, the Partnership recognized an unrealized gain of $534,000 on these marketable securities.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

Note 5.  INVESTMENT IN AFFILIATED PARTNERSHIPS

GLENBOROUGH PROPERTIES L.P.:
As of January 1, 1997, the Partnership owned 579,006 limited partnership units in Glenborough Properties L.P. ("GPLP"), the operating partnership of GLB, from its various contributions and sales of real estate assets to GPLP. Effective December 12, 1997, contingent upon the successful sale of the property in GRC Airport (see below), the Partnership transferred its 25% interest in GRC Airport to GPLP for 112,877 limited partnership units in GPLP. This gave the Partnership 691,883 limited partnership units or an approximate 2.2% interest in GPLP. Since the Partnership holds only a 2.2% interest in GPLP at December 31, 1997, the Partnership accounts for this investment using the cost method.

GPLP paid $742,000 in distributions to the Partnership in 1997, which is included in income from investments in affiliated partnerships on the accompanying consolidated statement of operations. In 1998, the 1997 fourth quarter distribution of $290,591 was paid to the Partnership.

At December 31, 1997, the investment in GPLP is the Partnership's only investment in affiliated partnerships with an approximate fair market value of $20,500,000.

GLENCO SQUAW ASSOCIATES:
In 1996, the Partnership purchased 131,347 units (13% of the total units) in Glenco Squaw Associates ("Squaw") from investors for $352,000. Squaw is a partnership whose sole asset is a promissory note from the sale of its interest in a resort in Squaw Valley, California. Since the Partnership owned only a 13% interest in Squaw, the Partnership accounted for the investment in Squaw using the cost method. On August 29, 1997, the Partnership liquidated this investment by selling back to Squaw its 131,347 units for $355,810 resulting in a gain on liquidation of $3,755.

OUTLOOK INCOME/GROWTH FUND VIII:
In December, 1996, the Partnership purchased 931 limited partnership units (equal to a 2.7% interest) in Outlook Income/Growth Fund VIII, a California Limited Partnership ("Outlook VIII"), an affiliated partnership, for $163,000. From February through August 1997, the Partnership purchased an additional 1,865 limited partnership units or a 5.3% interest in Outlook VIII from sophisticated secondary market investors for approximately $319,000. On November 11, 1997, Outlook VIII liquidated and the Partnership received a liquidating distribution of $1,324,354 resulting in a gain on liquidation of $842,619.

OUTLOOK INCOME FUND 9:
From February through April 1997, the Partnership purchased 1,642,746 limited partnership units or a 4.6% interest in Outlook Income Fund 9 ("Outlook 9"), an affiliated partnership, from sophisticated secondary market investors for $124,699. On December 3, 1997, Outlook 9 liquidated and the Partnership received a liquidating distribution of $295,694 resulting in a gain on liquidation of $170,995.

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

GRC AIRPORT ASSOCIATES:
In September 1995, the Partnership invested $1,050,000 for a 25% limited partnership interest in GRC Airport Associates, a California Limited Partnership ("GRC Airport"). The sole real estate asset of GRC Airport was a 216,000 square foot offsite airport parking facility in San Bruno, California. This property is leased to a single tenant (the "Operator") which operates an off-site long-term parking facility for the San Francisco International Airport. Effective December 12, 1997, contingent upon the successful sale of the sole property in GRC Airport, the Partnership transferred its 25% interest in GRC Airport to GPLP. No step-up in the Partnership's investment basis was recorded as a result of this transfer. On February 17, 1998, GRC Airport sold its sole real estate asset to an unaffiliated entity for $24,000,000, $2,000,000 of which is conditioned on the purchaser's success in its efforts to purchase the Operator's leasehold interest. If the purchaser's efforts are successful and the additional $2,000,000 is paid to GPLP, then the Partnership will receive a pro-rata share of the additional consideration from GPLP in the form of either (at the option of the Partnership) cash, GPLP limited partnership units or GLB common stock. The Partnership accounted for its investment in GRC Airport using the equity method.

In 1997, the Partnership received cash distributions from operations totaling $224,000 plus a return of capital distribution of $500,000 from GRC Airport. The cash distributions from operations include $53,000 for the fourth quarter 1997 distributions received December 31, 1997.

Summary condensed statement of operations for the years ended December 31, 1997 and 1996 are as follows (in thousands):

                                      1997                1996
                                  ----------          ----------
             Revenue              $    2,010          $    1,242
             Expenses                  1,179                 911
                                  ----------          ----------
                 Net income       $      831          $      331
                                  ==========          ==========

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

Note 6.  INVESTMENTS IN UNAFFILIATED PARTNERSHIPS

RANCON PARTNERSHIPS:
From February 1997 through August 1997, the Partnership purchased limited partnership units, from sophisticated secondary market investors, in the following unaffiliated real estate partnerships:

                                                                     Net
                                                  Ownership      Acquisition
       Partnership                Units               %             Price
      -------------              ------           ---------      -----------
Rancon Pacific Realty, LP        40,093             1.4%         $  113,662
Rancon Income Fund I                715             4.9%         $  213,141
Rancon Realty Fund I                  3               *          $      150
Rancon Realty Fund IV             2,755             3.5%         $  635,034
Rancon Realty Fund V              2,665             2.7%         $  654,879

Note *: Less than 1%


On December 31, 1997, the Partnership liquidated its investments in Rancon Realty Fund IV and Rancon Realty Fund V for $826,500 and $866,125, respectively, resulting in a total gain on liquidation of investments in partnerships of $402,712.

Since the Partnership owns less than 5% of the individual Rancon partnerships, it accounts for these investments using the cost method.

WINDSWEPT PORTFOLIO, LLC:
On July 31, 1997, the Partnership acquired a 50% non-controlling interest in Windswept Portfolio, LLC ("Windswept"), a limited liability company for $1,800,000. Windswept simultaneously entered into a management agreement with Investors Management Trust Real Estate, Inc. ("IMT") where IMT is contracted to acquire, manage and operate for Windswept, the following five multifamily-residential projects in Houston, Texas:

        1.    Ashley Square, a 117-unit apartment complex
        2.    Hidden Pines, a 185-unit apartment complex
        3.    Shenandoah Woods, a 232-unit apartment complex
        4.    Southern Oaks, a 198-unit apartment complex
        5.    Unity Pointe, a 109-unit apartment complex

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

Since the Partnership owns a 50% interest in Windswept, the Partnership accounts for this investment using the equity method.

Summary condensed balance sheet information as of December 31, 1997, and the condensed statement of operations from July 31, 1997 (inception) through December 31, 1997, are as follows (in thousands):

                            Windswept Portfolio, LLC
                      Balance Sheet as of December 31, 1997

         Investment in real estate                          $   14,937
         Cash                                                      479
         Other assets                                              776
                                                            ----------
           Total assets                                     $   16,192
                                                            ==========

         Notes payable                                      $   11,877
         Other liabilities                                         485
                                                            ----------
           Total liabilities                                    12,362
         Partners' equity                                        3,830
                                                            ----------
           Total liabilities and partners' equity           $   16,192
                                                            ==========


                            Windswept Portfolio, LLC
                             Statement of Operations
            From July 31, 1997 (inception) through December 31, 1997

                    Revenue                      $   1,995
                    Expenses                         1,657
                                                 ---------
                      Net income                 $     338
                                                 =========

The Partnership's share of Windswept's net income for the period from July 31, 1997 (inception) through December 31, 1997 was $169,000.

Commencing  in  October  1997,   the   Partnership   began   receiving   monthly
distributions of $18,000 from its investment in Windswept for a total of $54,000 in 1997.

RESORT GROUP LLC:
Effective June 1, 1997, the Partnership contributed $320,000 cash for a 80% interest in Resort Group LLC, a Colorado limited liability company ("Resort"). Resort was formed to invest $1,616,162 for an 80% interest in Mountain Resorts LLC, a Colorado limited liability company ("Mountain Resorts"). The primary business of Mountain Resorts is the management of various condominiums and townhouses in the Steamboat Springs area of Colorado. As a result of its

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

investment in Resort, the Partnership consolidates its financial statements with Resort (after Resort consolidates with Mountain Resorts) and recognizes its joint venture partner's interest as minority interest.

Of the $1,616,162 invested by Resort in Mountain Resorts, $404,202 was in cash and $1,215,960 was in the form of a promissory note to the seller of the management contracts, accruing at a rate of 8.5% per annum and maturing August 1, 2002. The note requires monthly principal and interest payments of $24,947.

Concurrent with the Partnership's investment in Resort, the Partnership loaned $80,000 to Anthony Van Baak, the 20% partner of Resort. The promissory note accrued interest at "Prime Rate" plus 1.5 percentage points (effective rate of 10% at December 31, 1997) and required quarterly interest payments with the entire principal due on February 28, 1998. This note was paid-off in full on March 7, 1998.

CHEESEBURGER IN PARADISE:
On  August  25,  1997,  the  Partnership   contributed   $200,000  for  a  5.63%
non-controlling limited partnership interest in Cheeseburger In Paradise - Waikiki, a California limited partnership ("CIP-Waikiki"). CIP-Waikiki owns and operates a Cheeseburger In Paradise restaurant on Waikiki Beach in Honolulu, Hawaii. Since the Partnership owns a 5.63% interest in CIP-Waikiki, the Partnership accounts for this investment using the cost method.

Note 7.  INVESTMENT IN MANAGEMENT CONTRACTS

Investment in management contracts reflects the unamortized portion of the management contracts Mountain Resorts holds with various condominium and townhouse owners in the Steamboat Springs area of Colorado. These contracts are amortized over seven years.

Note 8.  DEPOSITS IN ESCROW

Deposits in escrow represent amounts collected by Mountain Resorts for guest reservations for visits to the resort within the next six months. This amount is offset by a comparable reservation deposits liability.

Note 9.  NOTE RECEIVABLE AND OTHER ASSETS

On August 1, 1996, the Partnership purchased a $546,370 promissory note and a $1,350,000 credit with the NuView Union School District ("School Credits") for total consideration of $300,000 from an unaffiliated partnership which was liquidating. The promissory note is secured by a 199 acre parcel of land located in Riverside, California, requires no accrual or payment of interest, has a ten year term and provides for a discounted payoff of $246,000 in the first year increasing at increments of $30,000 in each subsequent year through the ten year term. The

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

School Credits represent prepaid property tax assessments on specified parcels of land in the Tri-City area of San Bernardino, California. In order for the specified parcels to be developed, the School Credits must first be repaid to the Partnership. At December 31, 1997 and 1996, these assets are recorded at cost of $300,000 and are included in notes receivable and other assets.

Note 10. NOTES PAYABLE

Notes payable as of December 31, 1997 and 1996 were as follows (in thousands):

                                                      1997             1996
                                                    -------           ------
$6,500 line of credit with Mid-Peninsula
Bank,   secured  by  the   Partnership's
interest  in  GPLP.  The  loan  requires
monthly  interest only  payments,  bears
interest at a rate of 1 percentage point
over the lender's index rate  (effective
rate of 9.5% at December 31, 1997),  and
matures September 8, 1998.                          $ 3,888           $2,200

Promissory note, secured by Resort's 80%
interest in Mountain  Resorts.  The note
accrues interest at a fixed rate of 8.5%
per annum and requires  monthly payments
of  principal  and interest of $25 until
August  1,   2002  at  which   time  the
principal and accrued interest are due.               1,133               --
                                                    -------            ------

Total notes payable                                 $ 5,021            $2,200
                                                    =======            ======

On January 2, 1998, the Partnership paid-down $1,692,000 on the Mid-Peninsula Bank ("Mid-Pen") revolving line of credit from the proceeds received from the Partnership's liquidation of its investments in Rancon Realty Fund IV and Rancon Realty Fund V.

In February 1998, the Partnership drew $852,217 on its Mid-Pen revolving line of credit to fund a special distribution to its partners and redeem 37,827 of its limited partnership units from 18 limited partners.

On March 12, 1998, the Partnership drew an additional $263,305 on its Mid-Pen line of credit to purchase 10,000 shares of GLB stock.


Note 11. OPTION PLAN

The Partnership's Option Plan provided for the grant of nonstatutory options to purchase units to the General Partners and the officers, directors, employees and certain consultants of the

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

Managing General Partner, the property manager and its affiliates. Individuals who rendered services to Glenborough or its affiliates as an independent contractor may be considered an "employee" for purposes of the Option Plan, provided services are rendered on a continuing basis.

In 1995, all of the options were terminated except those held by a former director to purchase 19,000 Partnership units at $6.50 per unit. These outstanding options remain exercisable through the year 2000.

Note 12. INCOME TAXES

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

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

The following is a reconciliation for the years ended December 31, 1997, 1996 and 1995, of the net income (loss) for financial reporting purposes to the estimated taxable income (loss) determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands):


                                                 1997        1996        1995
                                               --------    --------    --------
Net income (loss) per financial statements     $  1,313    $   (718)   $   (681)
  Loss from investment in affiliated
    partnerships                                     --         (54)     (1,000)
  Financial reporting depreciation in
    excess of tax depreciation                      (10)        (45)        392
  Provision for impairment of investment in
    real estate                                     252       1,090          --
  Unrealized gain on investments                 (1,467)         --          --
  Loss on sale                                     (222)         --          --
  Operating revenues and expenses recognized
    in a different period for financial
    reporting than for tax reporting, net          (463)       (116)       (388)
                                               --------    --------    --------
Partners' income (loss) for
  federal income tax purposes                  $   (597)   $    157    $ (1,677)
                                               ========    ========    ========



The following is a reconciliation as of December 31, 1997 and 1996 of partners' equity (deficit) for financial reporting purposes to estimated partners' equity (deficit) for federal income tax purposes (in thousands):

                                                  1997            1996
                                               ---------       ---------
Partners' equity per financial statements      $   5,272       $   3,763
  Investments in real estate partnerships         (7,203)        (14,500)
  Depreciation                                        --           5,801
  Cumulative provision for impairment
    of investment in real estate                     252           1,090
  Unit redemptions                               (35,501)        (35,501)
  Unrealized gain on investments                  (2,000)             --
  Operating revenues and expenses recognized
    in a different period for financial reporting
    than for tax reporting, net                      883              --
  Redemption costs                                  (166)             --
    Other                                             --            (183)
                                               ---------       ---------
Partners' equity (deficit) for
  federal income tax purposes                  $ (38,463)      $ (39,530)
                                               =========       =========

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 Notes to the Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

Note 13. SUBSEQUENT EVENTS

Effective January 1, 1998, the Partnership purchased for $104,000 from Arlene and Anthony Van Baak (`Van Baak"), 80% of Casa 31 Ltd. Liability Co., a Colorado limited liability company ("Casa"), which owns 21 Casa Del Mar condominiums in Galveston, Texas. Simultaneously with this transaction, the Partnership and Van Baak contributed their 80% and 20% interests in Casa, respectively to Resort.

On January 8, 1998, the Partnership purchased for $500,000, a 36.36% interest in Westward-Gulfton Ltd., a Texas Limited Partnership ("Westward"). Westward was organized to acquire the Westward Square Apartments, a 672 unit multi-family residential property in Houston, Texas.

On February 1, 1998, the Partnership made an unsecured $50,000 loan to Van Baak at an interest rate of "The Wall Street Journal bank prime rate" plus 1.5 percentage points. The note is payable in four equal annual installments of principal in the amount of $12,500 plus accrued interest commencing February 1, 1999.

On February 23, 1998, Resort purchased Mountain Resorts Properties LLC, a limited liability company that owns nine rental condominiums in the Steamboat Springs, Colorado area. The purchase price was $438,526 of which $132,893 was paid in cash. The balance was in the form of four separate notes payable to the previous owners of Mountain Resorts Properties LLC. The notes bear interest at 8.5% per annum, fully amortizing on March 1, 2001.

In February and March 1998, the Partnership purchased for $556,610, a total of 20,000 shares of GLB stock from proceeds of the Mid-Pen revolving line of credit and cash on hand. These purchases increased the Partnership's holding in GLB to 100,500 shares.

From January 1, 1998 through March 13, 1998, the Partnership redeemed 42,957 of its limited partnership units for approximately $294,000. The Partnership drew approximately $265,000 on the Mid-Pen line of credit to fund these redemptions.

                              GLENBOROUGH PARTNERS
                        A CALIFORNIA LIMITED PARTNERSHIP

                                  SCHEDULE III
                REAL ESTATE AND RELATED ACCUMULATED DEPRECIATION

                                December 31, 1997
                                 (in thousands)

Column A                   Column B         Column C           Column D
-------------            -----------   ------------------   -------------
                                                              Net Costs
                                                             Capitalized
                                                              (Reduced)
                                             Initial          Subsequent
                                             Cost to           to Acqui-
                                           Partnership          sition
                                        -----------------    ------------


Properties               Encumbrances    Land   Buildings    Improvements
------------             ------------   -----  ----------    ------------
1.16 acre Rosemead
 land, El Monte, CA (1)     $    0     $  517     $  ---       $    ---
Provision for impairment
 of land held for sale         ---        ---        ---           (252)
                            ------     ------     ------       --------

Total                       $    0     $  517     $  ---       $   (252)
                            ======     ======     ======       ========




Column A                          Column E               Column F     Column G       Column H      Column I
-------------            ---------------------------   -----------  -------------   ---------   --------------

                                                                                                Life on Which
                                                                                                 Depreciation
                                Gross Amount                                                    in the Latest
                                 Carried at            Accumulated      Date of        Date    Income Statement
                              December 31, 1996       Depreciation   Construction    Acquired    Is Computed
                         ---------------------------   -----------   ------------    --------   --------------
                                  Buildings
                                    and
Properties                Land     Improv     Totals
------------             -------  ---------   ------
1.16 acre Rosemead
 land, El Monte, CA (1)   $ 517     $ ---     $  517      $  ---          N/A         7/15/83        N/A
Provision for impairment
 of land held for sale     (252)      ---       (252)        ---          N/A             N/A        N/A
                          -----     -----     ------      ------

Total                     $ 265     $ ---     $  265      $  ---
                          =====     =====     ======      ======

Note (1): This asset is classified as land held for sale at December 31, 1997.








                        See accompanying reconciliations

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       RECONCILIATION OF REAL ESTATE COST
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (in thousands)

NOTE TO SCHEDULE III - REAL ESTATE AND RELATED ACCUMULATED DEPRECIATION


                                                       1997     1996     1995
                                                       ----     ----     ----

Balance, beginning of period                         $  517   $ 3,778   $18,638

Improvements                                             --        18       108
Disposition of real estate                               --    (3,279)  (14,968)
Provision for impairment of real estate held for sale  (252)       --        --
                                                     ------   -------   -------

Balance, end of period                               $  265   $   517   $ 3,778
                                                     ======   =======   =======


                   RECONCILIATION OF ACCUMULATED DEPRECIATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (in thousands)

                                                       1997      1996      1995
                                                       ----      ----      ----

Balance, beginning of period                         $   --   $    75   $ 2,901

Depreciation expense                                     --        59       343
Disposition of real estate                               --      (134)   (3,169)
                                                     ------   -------   -------

Balance, end of period                               $   --   $    --   $   75
                                                     ======   =======   =======

The December 31, 1997 and 1996 balances represent only operating rental properties and not land or rental property held for sale.

The aggregate cost basis of real estate owned at December 31, 1997, for federal income tax purposes was approximately $256,000.

                                    PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 10. Directors and Executive Officers of the Registrant.

General Partners

The Partnership has no directors or executive officers. The general partners of the Partnership are Glenborough Corporation ("GC", the "Managing General Partner") and Robert Batinovich.

Robert  Batinovich,  age 61, was the  President,  Chief  Executive  Officer  and
Chairman of Glenborough Corporation from its inception in 1978 until his resignation effective January 10, 1996. On August 31, 1994, Mr. Batinovich has served as Chairman and Chief Executive Officer of Glenborough Realty Trust Incorporated ("GLB"), a newly created Real Estate Investment Trust, which began trading on the New York Stock Exchange on January 31, 1996. Mr. Batinovich also served as President of GLB from August 31, 1994 through September 1997. He was a member of the Public Utilities Commission from 1975 to January 1979 and served as it President from January 1977 to January 1979. He is a member of the Board of Directors of Farr Company, a publicly held company that manufactures industrial filters. He has extensive real estate investment experience. Mr. Batinovich's business background includes managing and owning manufacturing, vending and service companies and a national bank.

For informational purposes, the following are the names and a brief description of the background and experience of each of the controlling persons, directors and executive officers of the Managing General Partner as of February 28, 1998:

Name                   Age                      Position

Andrew Batinovich      39      Chief Executive Officer and Chairman of the Board

Robert Bailey          36      Secretary and Corporate Counsel

Sandra Boyle           49      President and Chief Operating Officer

Terri Garnick          37      Chief Financial Officer

Kathleen Williams      49      Vice President

June Gardner           46      Director

Laurence Walker        65      Director

Andrew Batinovich was elected Chairman of the Board and Chief Executive Officer of GC on January 10, 1996. He has been employed by GC since 1983, and had functioned since 1987 as Chief Operating Officer and Chief Financial Officer. Mr. Batinovich also serves as President, Chief Operating Officer and director of GLB. He holds a California real estate broker's license and is a Member of the National Advisory Council of Building Owners and Managers Association ("BOMA") International. Prior to joining Glenborough, Mr. Batinovich was a lending officer with the International Banking Group and the Corporate Real Estate Division of Security Pacific National Bank. He received his B.A. in International Finance from the American University of Paris. He is the son of Robert Batinovich.

Robert Bailey joined GC in 1989 as Associate Counsel and was elected Secretary of GC on May 15, 1995. He is responsible for all landlord/tenant documentation, tenant litigation, corporate and partnership matters and employment matters. From 1987 to 1989, Mr. Bailey was an associate with the law firm of Pedder, Stover, Hesseltine & Walker, where he specialized in business litigation. He is a member of the State Bar of California. In 1984, he received his Bachelor of Arts degree from the University of California at Santa Barbara and his Juris Doctor degree from Vermont Law School in 1987

Sandra Boyle has been associated with GC or its associated entities since 1984 and has served as President and Chief Operating Officer of GC since January 10, 1996. She was originally responsible for residential marketing, and her responsibilities were gradually expanded to include residential leasing and management in 1985, and commercial leasing and management in 1987. She was elected Vice President in 1989, and continued to supervise marketing, leasing, property management operations and regional offices. Ms. Boyle also serves as an Executive Vice President of GLB. Ms. Boyle holds a California real estate broker's license and a CPM designation, and is a member of the National Advisory and Finance Committee of BOMA International; and is on the Board of Directors of BOMA San Francisco and BOMA California.

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

Kathleen Williams has been Vice President, Multifamily Housing since July 1996. She is responsible for management of the Company's multifamily units. Ms Williams has seventeen years experience in property management and previously served eight years as Northern California Regional Manager for Maxim Property Management in Redwood City, California; and for five years as Asset and Property Manager for Trammell Crow Company in Dallas, Texas. She has a B.A. in Foreign Language/Communications from North Texas State University.

June Gardner was elected a director of GC on January 10, 1996. She was associated with GC from 1984 through 1995, as Senior Vice President and Corporate Controller with responsibilities in the areas of corporate financial planning, reporting, accounting and banking relationships. Before joining GC, Ms. Gardner was Assistant Vice President of JMB Realty Corporation from 1977 to 1984, with responsibilities in the areas of financial management and reporting.

Laurence Walker was elected a director of Glenborough Inland Realty Corporation (merged into Glenborough Corporation on June 30, 1997) on January 10, 1996. He has been a member of the California State Bar since 1963, and is an attorney specializing in real estate law. Mr. Walker has been a director of Glenborough Corporation's related entities since 1985.

Item 11. Executive Compensation.

Compensation and Fees

In accordance with the Partnership Agreement, the Managing General Partner receives expense reimbursements and fees for services provided to the Partnership. Information regarding these fees and reimbursements is incorporated herein by reference to Note 2 of the Notes to Consolidated Financial Statements under the heading "Fees to Affiliates" and Note 1 of the Notes to Consolidated Financial Statements under the heading "Allocation of Net Income (Loss)".

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

Option Plan

As of December 31, 1997, all outstanding options, except for 19,000 options exercisable by a former director, have been terminated.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the Units owned on December 31, 1997 by (a) each Unitholder known to the Partnership to own beneficially more than 5% of the outstanding Units; (b) each Unitholder under common control of an officer, director, or 5% Unitholder; (c) each individual general partner of the Partnership and each director of the managing general partner; and (d) all executive officers and directors of the managing general partner as a group. All outstanding options, except for 19,000 options exercisable by a former director were canceled as of December 4, 1995.

Name of Beneficial                           Units                 Percent
Owner (Notes 1 and 2)                        Owned                 Owned (3)
---------------------                        -----                 ---------

Robert Batinovich
(Note 4)                                    549,469                  18.71%

Robert Batinovich,
General Partner                              34,577                   1.18%

Glenborough Realty Trust Incorporated       116,945                   3.98%

Glenborough Corporation                       1,108                   0.04%

Glenborough Corporation
  General Partner                             3,842                   0.13%

Andrew Batinovich                            24,248                   0.83%

Laurence Walker (Note 5)                     27,102                   0.92%
2922 Forest Avenue
Berkeley,  CA  94705

Samuel Scripps (Note 6)                     459,138                  15.63%
c/o Laurence Walker
2922 Forest Avenue
Berkeley,  CA  94705

All Executive Officers and                   52,764                   1.80%
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

(4) Excludes Mr. Batinovich's 1.18% General Partner interest in the Partnership. Excludes 14,817 Units that Mr. Batinovich may vote as Trustee for one Unitholder, as to which Mr. Batinovich disclaims beneficial ownership. Excludes the 3,842 Units or 0.13% in General Partner interest and 1,108 Limited Partnership Units owned by Glenborough Corporation, of which Mr. Batinovich was majority owner. Excludes 5,198 Units owned by the Robert and Garnet Anne Batinovich l982 Irrevocable Inter Vivos Trust for the benefit of Angela Batinovich, as to which Robert Batinovich disclaims beneficial ownership.

(5) Excludes 303,979 units that Mr. Walker may vote as Trustee for one Unitholder, as to which Mr. Walker disclaims beneficial ownership.

(6) Includes Units owned by three trusts and one partnership of which Samuel Scripps is the beneficial owner.


Item l3. Certain Relationships and Related Transactions.

Fees and Reimbursable Expenses - During l997 and in accordance with the prior and current Limited Partnership Agreements (incorporated by reference to Exhibits 10.40 through 10.43 to the Partnership's annual report on Form 10-K dated December 31, 1995, No. 33-3657), the Managing General Partner received management fees and reimbursed expenses (see Item 8., Note 2 - Related Party Transactions).


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

         (3) Exhibits
                                                          Page Number or
Exhibit                                                   Incorporation
Number              Description                           By Reference to
------------------------------------------------------------------------------
10.40               Limited Partnership Agreement         Exhibit 10.40 to the
                    of Glenborough Partners, A            Annual Report on
                    California Limited Partnership        Form 10-K No. 33-3657
                                                          for the year ended
                                                          December 31, 1995

10.44               Operating Agreement of Resort         Exhibit 10.44 to the
                      Group LLC                           Annual Report on
                                                          Form 10-K No. 33-3657
                                                          for the year ended
                                                          December 31, 1997

10.45               Acquisition (Mountain Resorts LLC)    Exhibit 10.45 to the
                    Agreement                             Annual Report on
                                                          Form 10-K No. 33-3657
                                                          for the year ended
                                                          December 31, 1997

27.                 Financial Data Schedule

(b)                 Reports on Form 8-K

                   Registrant filed a Current Report on Form 8-K, dated March 3, 1998, reporting that post-closing contingencies were satisfied for the completion of the transfer of the Registrant's 25% interest in GRC Airport Associates to Glenborough Properties L.P. ("GPLP"), an affiliated partnership, for 112,877 limited partnership units in GPLP.

                                   SIGNATURES


Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP



By:  /s/ Robert Batinovich                By: Glenborough Corporation,
      Robert Batinovich                       a California corporation
      General Partner                         General Partner



    Date:  March 30, 1998                     By: /s/ Andrew Batinovich
                                                  Andrew Batinovich
                                                  Chief Executive Officer
                                                  and Chairman of the Board


                                              Date:  March 30, 1998



                                              By: /s/ Terri Garnick
                                                  Terri Garnick
                                                  Chief Financial Officer

                                              Date:  March 30, 1998


                                             By: /s/ June Gardner
                                                 June Gardner
                                                 Director


                                             Date:  March 30, 1998

          (A Majority of the Board of Directors of the General Partner)

                              GLENBOROUGH PARTNERS
                        A California Limited Partnership

                                INDEX TO EXHIBITS


                                                           Sequentially
Exhibit Number                      Exhibit               Numbered Page


   10.44               Operating Agreement of                  46
                           Resort Group LLC


   10.45               Acquisition (Mountain Resorts           76
                           LLC) Agreement

                                                                   Exhibit 10.44

                               OPERAT1NG AGREEMENT

                                       OF

                                RESORT GROUP, LLC



THE OWNERSHIP INTERESTS IN THIS LIMITED LIABILITY COMPANY HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSION OR STATE SECURITIES AUTHORITIES AND MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND ANY APPLICABLE STATE SECURITIES LAWS OR AN OPINION OF COUNSEL ACCEPTABLE TO THE GENERAL MANAGER THAT REGISTRATION IS NOT REQUIRED. THE SALE OR OTHER TRANSFER OF THE OWNERSHIP INTERESTS IS ALSO RESTRICTED BY CERTAIN PROVISIONS IN THIS AGREEMENT.

                                                                   Exhibit 10.44
                               OPERATING AGREEMENT

                                       OF

                                RESORT GROUP. LLC


         THIS OPERATING AGREEMENT (this "Agreement") is entered into as of the 13th day of June, 1997, by and between GPA, LTD., a California limited partnership ("GPA") and ANTHONY E. VAN BAAK ("Van Baak").

                              EXPLANATORY STATEMENT

         The parties have agreed to organize and operate a limited liability company in accordance with the terms and subject to the conditions set forth in this Agreement.

         NOW THEREFORE, for good and valuable consideration, the parties, intending to be legally bound, agree as follows:

                                    Section I
                                  Defined Terms

         The following capitalized terms shall have the meanings specified in this Section I. Other terms are defined in the text of this Agreement; and throughout this Agreement, those terms shall have the meanings respectively ascribed to them.

         "Act" means the Colorado Limited Liability Company Act, as amended from time to time.

         "Adjusted Capital Account Deficit" means, with respect to any Interest Holder, the deficit balance, if any, in the Interest Holder's Capital Account as of the end of the relevant taxable year, after giving effect to the following adjustments:

               (i) the deficit shall be decreased by the amounts which the Interest Holder is deemed obligated to restore pursuant to Regulation Sections 1.704-1(g)(i) and (i)(5) (i.e., the Interest Holder's Share of Minimum Gain and Member Minimum Gain); and

               (ii) the deficit shall be increased by the items described in Regulation Section 1.704-1(b)(2)(ii)(d)(4), (5) and (6).

         "Adjusted Capital Balance" means, as of any day, an Interest Holder's total Capital Contributions less all amounts actually distributed to the Interest Holder pursuant to Section 4.4 hereof. If any Interest is transferred in accordance with the terms of this Agreement,

                                                                   Exhibit 10.44

the transferee shall succeed to the Adjusted Capital Balance of the transferor to the extent the Adjusted Capital Balance relates to the Interest transferred.

         "Affiliate" means, with respect to any Member, any Person: (i) which owns directly or indirectly more than twenty-five percent (25%) of the voting interests in the Member; or (ii) in which the Member owns directly or indirectly more than twenty-five percent (25%) of the voting interests; or (iii) in which more than twenty-five percent (25%) of the voting interests are owned directly or indirectly by a Person who has a relationship with the Member described in clauses (i) or (ii) above.

         "Agreement" means this Agreement, as amended from time to time.

         "Capital Account" means the account maintained by the Company for each Interest Holder in accordance with the following provisions:

                  (i) an Interest Holder's Capital Account shall be credited with the Interest Holder's Capital Contributions, the amount of any Company liabilities assumed by the Interest Holder (or which are secured by Company property distributed to the Interest Holder), the Interest Holder's allocable share of Profit and any item in the nature of income or gain specially allocated to such Interest Holder pursuant to the provisions of Section IV (other than Section 4.3.3); and

                  (ii) an Interest Holder's Capital Account shall be debited with the amount of money and the fair market value of any Company property distributed to the Interest Holder, the Interest Holder's allocable share of Loss, and any item in the nature of expenses or losses specially allocated to the Interest Holder pursuant to the provisions of Section IV (other than Section 4.3.3)

         If any Interest is transferred pursuant to the terms of this Agreement, the transferee shall succeed to the Capital Account of the transferor to the extent the Capital Account is attributable to the transferred Interest. If the book value of Company property is adjusted pursuant to Section 4.3.3, the Capital Account of each Interest Holder shall be adjusted to reflect the aggregate adjustment in the same manner as if the Company had recognized gain or loss equal to the amount of such aggregate adjustment. It is intended that the Capital Accounts of all Interest Holders shall be maintained in compliance with the provisions of Regulation Section 1.704-1(b), and all provisions of this Agreement relating to the maintenance of Capital Accounts shall be interpreted and applied in a manner consistent with that Regulation.

         "Capital Contribution" means the total amount of cash and the fair market value of any other assets contributed (or deemed contributed under Regulation Section 1.704-1(b)(2)(iv)(d)) to the Company by a Member, net of liabilities assumed or to which the assets are subject.

                                                                   Exhibit 10.44

         "Cash Flow" means all cash funds derived from operations of the Company (including interest received on reserves), without reduction for any noncash charges, but less cash funds used to pay current operating expenses and to pay or establish reasonable reserves for future expenses, debt payments, capital improvements and replacements as determined by the General Manager.

         "Code" means the Internal Revenue Code of 1986, as amended, or any corresponding provision of any succeeding law.

         "Company" means the limited liability company formed in accordance with this Agreement.

         "CSOS" means the Colorado Secretary of State.

         "General Manager" is the Person designated as such in Section V.

         "Interest Holder" means any Person who holds a Membership Interest, whether as a Member or as an unadmitted assignee of a Member.

         "Involuntary Withdrawal" means, with respect to any Member, the occurrence of any of the following events:

               (i) the Member makes an assignment for the benefit of creditors;

               (ii) the Member files a voluntary petition of bankruptcy;

               (iii) the Member is adjudged bankrupt or insolvent or there is entered against the Member an order for relief in any bankruptcy or insolvency proceeding;

               (iv) the  Member  files a  petition  seeking  for the  Member any
     reorganization,   arrangement,  composition,   readjustment,   liquidation,
     dissolution or similar relief under any statute, law or regulation;

               (v)  the  Member   seeks,   consents  to  or  acquiesces  in  the
     appointment of a trustee for, receiver for or liquidation of the Member or of all or any substantial part of the Member's properties;

               (vi) the Member files an answer or other pleading admitting or failing to contest the material allegations of a petition filed against the Member in any proceeding described in subsections (i) through (v);

               (vii) any proceeding against the Member seeking reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any statute, law or regulation, continues for one hundred twenty (120) days after the commencement thereof, or the appointment of a trustee, receiver or

                                                                   Exhibit 10.44

     liquidator for the Member or all or any substantial part of the Member's properties without the Member's agreement or acquiescence, which appointment is not vacated or stayed for one hundred twenty (120) days or, if the appointment is stayed, for one hundred twenty (120) days after the expiration of the stay during which period the appointment is not vacated;

               (viii) if the Member is an individual, the Member's death or adjudication by a court of competent jurisdiction as incompetent to manage the Member's person or property;

               (ix) if the Member is acting as a Member by virtue of being a trustee of a trust, the termination of the trust;

               (x) if the Member is a partnership or limited liability company, the dissolution and commencement of winding up of the partnership or limited liability company;

               (xi) if the Member is a corporation the dissolution of the corporation or the revocation of its charter;

               (xii) if the Member is an estate, the distribution by the fiduciary of the estate's entire interest in the Company; or

               (xiii) breach of the Agreement by the Member that is not cured within thirty (30) days after notice from the other Member or the General Manager, provided if the breach cannot reasonably be cured within such 30-day period there shall not be an Involuntary Withdrawal if the Member commences the cure within such 30-day period, pursues the cure with reasonable diligence, and completes the cure within a reasonable time thereafter.

         "Member" means each Person signing this Agreement and any Person who subsequently is admitted as a member of the Company.

         "Member Loan Nonrecourse Deductions" means any Company deductions that would be Nonrecourse Deductions if they were not attributable to a loan made or guaranteed by a Member within the meaning of Regulation Section 1.704-2(i).

         "Member Minimum Gain" has the meaning set forth in Regulation Section 1.704-2(i) for "partner nonrecourse debt minimum gain."

         "Membership Interest" means a Person's share of the Profits and Losses of, and the right to receive distributions from, the Company.

         "Membership Rights" means all of the rights of a Member in the Company, including a Member's: (i) Membership Interest; (ii) right to inspect the Company's books and

                                                                   Exhibit 10.44

records; and (iii) right to participate in the management of and vote on matters coming before the Company.

         "Minimum Gain" has the meaning set forth in Regulation Section 1.704-2(d). Minimum Gain shall be computed separately for each Interest Holder in a manner consistent with the Regulations under Code Section 704(b).

         "Negative Capital Account" means a Capital Account with a balance of less than zero.

         "Nonrecourse  Deductions"  has the  meaning  set  forth  in  Regulation
Section 1.704-2(b)(1). The amount of Nonrecourse Deductions for a taxable year of the Company equals the net increase, if any, in the amount of Minimum Gain during that taxable year, determined according to the provisions of Regulation
Section 1.704-2(c).

         "Nonrecourse Liability" has the meaning set forth in Regulation Section 1.704-2(b)(3) and 1.752-1(a)(2).

         "Percentage" means, as to a Member, the percentage set forth after the Member's name on Exhibit A, as amended from time to time, and as to an Interest Holder who is not a Member, the Percentage of the Member whose Membership Interest has been acquired by such Interest Holder, to the extent the Interest Holder has succeeded to that Member's Membership Interest.

         "Person" means and includes any individual, corporation, partnership, association, limited liability company, trust, estate or other entity.

         "Positive Capital Account" means a Capital Account with a balance greater than zero.

         "Prime Rate" means an annual rate of interest equal to the prime rate as reported from time to time by The Wall Street Journal, adjusted as of the first day of each calendar quarter to the prime rate in effect on such date.

         "Profit" and "Loss" mean, for each taxable year of the Company (or other period for which profit or Loss must be computed) the Company's taxable income or loss determined in accordance with Code Section 703(a), with the following adjustments:

               (i) all items of income, gain, loss, deduction or credit required to be stated separately pursuant to Code Section 703(a)(1) shall be included in computing taxable income or loss;

               (ii) any tax-exempt income of the Company, not otherwise taken into account in computing Profit or Loss, shall be included in computing taxable income or loss;

                                                                   Exhibit 10.44

               (iii) any expenditures of the Company described in Code Section 705(a)(2)(B) (or treated as such pursuant to Regulation Section 1.704-1(b)(2)(iv)(i)) and not otherwise taken into account in computing Profit or Loss, shall be subtracted from taxable income or loss:

               (iv) gain or loss resulting from any taxable disposition of Company property shall be computed by reference to the adjusted book value of the property disposed of, notwithstanding the fact that the adjusted book value differs from the adjusted basis of the property for federal income tax purposes:

               (v) in lieu of the depreciation, amortization or cost recovery deductions allowable in computing taxable income or loss, there shall be taken into account the depreciation computed based upon the adjusted book value of the asset; and

               (vi) I notwithstanding any other provision of this definition, any items which are specially allocated pursuant to Section 4.3 hereof shall not be taken into account in computing Profit or Loss.

         "Regulation" means the income tax regulations, including any temporary regulations, from time to time promulgated under the Code.

         "Resignation" means a Member's dissociation with the Company by means other than by a Transfer or an Involuntary Withdrawal.

         "Transfer" means, when used as a noun, any voluntary sale, hypothecation, pledge, assignment, attachment or other transfer, and, when used as a verb, means voluntarily to sell, hypothecate, pledge, assign or otherwise transfer.

                                   Section II
                    Formation and Name: Office; Purpose; Term

     2.1 Organization. The Company was formed on June 13, 1997, by filing Articles of Organization with CSOS in the form attached hereto as Exhibit B, which are hereby ratified and confirmed

     2.2 Name of the Company. The name of the Company shall initially be "Resort Group, LLC." The Company may do business under that name and under any other name or names which the Members may select. If the Company does business under a name other than that set forth in its Articles of Organization, then the Company shall file a trade name certificate as required by law.

     2.3 Purpose: Certain Initial Transactions. Subject to the provisions of this Agreement, the business and principal purposes of the Company are (a) to engage in the resort hospitality business (including, without limitation, property rental management, association management and property management), either directly or through direct or

                                                                   Exhibit 10.44

indirect investments in businesses that engage in the resort hospitality business, (b) to borrow money in furtherance of the purposes of the Company and to issue promissory notes or other evidence of indebtedness in connection with such borrowings, (c) to grant a mortgage, deed of trust, pledge or other lien on or security interest in all or any portion of the assets of the Company to secure the Company's obligations as debtor under all loans, lines of credit, debt offerings, credit facilities or other financing arrangements from time to time established to finance any portion of the Company's activities, and (d) to do any and all other acts or things which may be incidental or necessary to carry on the business of the Company as contemplated by this Agreement. Except as otherwise provided in this Agreement, the Company will not engage in any other activity or business, and no Member will have any authority to hold itself out as a general agent of another Member in any other business or activity. In furtherance of the purposes of the Company, the following transactions are expressly authorized:

                  (i) The Company shall become a party to that certain Operating Agreement of Mountain Resorts Acquisition, LLC dated June 13, 1997 with Mountain Resorts, Inc., a Colorado corporation (the "Mountain Resorts LLC Operating Agreement") and take such actions as are necessary on the part of the Company to consummate the transactions contemplated by the Mountain Resorts LLC Operating Agreement and carry out the obligations of the Company thereunder, subject to the terms and conditions of the Mountain Resorts LLC Operating Agreement.

                  (ii)  The  Company  shall  become  a  party  to  that  certain
         Acquisition Agreement dated June 1, 1997, with H. David Zabel, Patricia
         H. Zabel, Glen D. Zabel, Alice T. Klauzer, Mountain Resorts, Inc. and Mountain Resorts Acquisition, LLC (the "Acquisition Agreement"), and take such actions as are necessary on the part of the Company to consummate the transactions contemplated by the Acquisition Agreement and carry out the obligations of the Company thereunder, subject to the terms and conditions of the Acquisition Agreement. Among other things, the Acquisition Agreement contemplates that the Company will purchase a 79to membership interest in Mountain Resorts Acquisition, LLC from Mountain Resorts, Inc. for a purchase price of $1 595,959.60, $380,000.00 of which (subject to closing adjustments and prorations) shall be payable in cash at the closing of such purchase, and $1?2152959.60 of which will be payable by the Company's promissory note payable to Mountain Resorts, Inc. (the "Purchaser Note"). The Acquisition Agreement further contemplates that the Company will be a beneficiary of certain Noncompetition Covenants (as defined in the Acquisition Agreement). The Capital Contributions to the Company shall be used to fund the Company's initial Capital Contribution to Mountain Resorts LLC (which shall be used to pay the consideration for the Noncompetition Covenants) and to pay the cash portion of the purchase price for the Mountain Resorts Acquisition, LLC interest to be purchased by the Company pursuant to the Acquisition Agreement.

                                                                   Exhibit 10.44

     2.4 Term. The term of the Company shall begin upon the acceptance of the Articles of Organization by the CSOS and shall continue in existence until May 31, 2027, unless its existence is sooner terminated pursuant to Section VII of this Agreement.

     2.5 Principal Office. The principal office of the Company in the State of Colorado shall be located at 810 Lincoln Avenue, Suite 200, Steamboat Springs, Colorado 80487, or at any other place which the General Manager selects.

     2.6 Resident Agent. The name and address of the Company's resident agent in the State of Colorado shall be Anthony E. Van Baak 810 Lincoln Avenue, Suite 200, P.O. Box 774671, Steamboat Springs, Colorado 80477.

     2.7 Members. The name, present mailing address, taxpayer identification number and Percentage of each Member are set forth on Exhibit A.

                                   Section III
                    Members; Capital; Capital Accounts; Loans

     3.1 Initial Capital Contributions. Within forty-eight (48) hours after notice from the General Manager, the Members shall contribute to the Company cash in the amounts respectively set forth on Exhibit A. Such contributions shall be delivered by wire transfer or other current funds to the account specified by the General Manager.

     3.2 No Other Capital Contributions Required. No Member shall be required to contribute any additional capital to the Company, and except as set forth in the Act, no Member shall have any personal liability for any obligations of the Company.

     3.3 No Interest on Capital Contributions. Interest Holders shall not be paid interest on their Capital Contributions.

     3.4 Return of Capital Contributions. Except as otherwise provided in this Agreement, no Interest Holder shall have the right to receive the return of any Capital Contribution.

     3.5 Form of Return of Capital. If an Interest Holder is entitled to receive a return of a Capital Contribution, the Interest Holder shall not have the right to receive anything other than cash in return of the Interest Holder's Capital Contribution.

     3.6 Capital Accounts. A separate Capital Account shall be maintained for each Interest Holder.

     3.7 Loans.

         3.7.1 Revolving Line of Credit. Throughout the term of the Company, GPA shall make available to the Company a revolving line of credit in the amount of $1,000,000

                                                                   Exhibit 10.44

which may be used in the discretion of the General Manager for any of the Company's purposes. The outstanding principal balance of the line of credit shall bear interest at the rate of one and one-half percent (1-1/2%) in excess of the Prime Rate. The General Manager shall be entitled to make draws on such line of credit on at least seventy-two (72) hours' prior notice to GPA.

         3.7.2 Other Loans. Any Member may, at any time, make or cause a loan to be made to the Company in any amount and on those terms upon which the Company and the Member agree.

                                   Section IV
                         Profit, Loss and Distributions

     4.1 Distributions of Cash Flow.

         4.1.1 Tax Distributions. For each tax year the Company will, during such tax year or the immediately subsequent tax year, but not later than ninety
(90) days following the end of such tax year, use its reasonable best efforts to distribute to the interest holders in proportion to their Percentages an amount equal to 35% of the taxable income (or estimated taxable income) that has been or will be allocated to the Interest Holders for such taxable year. The amount and timing of such distributions shall be determined by the General Manager.

         4.1.2 Other Distributions. Distributions of Cash Flow in addition to those provided for in Section 4.1.1 shall be made to the Interest Holders in proportion to their Percentages at such times and in such amounts as are determined by the General Manager.

     4.2 Allocation of Profit or Loss. After giving effect to the special allocations set forth in Section 4.3 for any taxable year of the Company, Profit or Loss shall be allocated to the Interest Holders in proportion to their Percentages.

     4.3 Regulatory Allocations.

         4.3.1 Qualified Income Offset. No Interest Holder shall be allocated Losses or deductions if the allocation causes an Interest Holder to have an Adjusted Capital Account Deficit. If an Interest Holder receives (1) an allocation of Loss or deduction (or item thereof) or (2) any distribution, which causes the Interest Holder to have an Adjusted Capital Account Deficit at the end of any taxable year, then all items of income and gain of the Company (consisting of a pro rata portion of each item of Company income, including gross income and gain) for that taxable year shall be allocated to that Interest Holder, before any other allocation is made of Company items for that taxable year, in the amount and in proportions required to eliminate the excess as quickly as possible. This Section 4.3.1 is intended to comply with, and shall be interpreted consistently with, the "qualified income offset" provisions of the Regulations promulgated under Code Section 704(b)

                                                                   Exhibit 10.44

         4.3.2  Minimum  Gain  Chargeback.  Except  as set  forth in  Regulation
Section 1.704-2(f)(2), (3) and (4), if, during any taxable year, there is a net decrease in Minimum Gain, each Interest Holder, prior to any other allocation pursuant to this Section IV, shall be specially allocated items of gross income and gain for such taxable year (and, if necessary, subsequent taxable years) in an amount equal to that Interest Holder's share of the net decrease of Minimum Gain, computed in accordance with Regulation Section 1.704-2(g)(2). Allocations of gross income and gain pursuant to this Section 4.3.2 shall be made first from gain recognized from the disposition of Company assets subject to nonrecourse liabilities (within the meaning of the Regulations promulgated under Code
Section 752), to the extent of the Minimum Gain attributable to those assets, and thereafter, from a pro rata portion of the Company's other items of income and gain for the taxable year. It is the intent of the parties hereto that any allocation pursuant to this Section 4.3.2 shall constitute a "minimum gain chargeback" under Regulation Section 1.704-2(f).

         4.3.3  Contributed  Property  and  Book-Ups.  In  accordance  with Code
Section 704(c) and the Regulations thereunder, as well as Regulation Section 1.704-1(b)(2)(iv)(d)(3), income, gain, loss and deduction with respect to any property contributed (or deemed contributed) to the Company shall, solely for tax purposes, be allocated among the Interest Holders so as to take account of any variation between the adjusted basis of the property to the Company for federal income tax purposes and its fair market value at the date of contribution (or deemed contribution). If the adjusted book value of any Company asset is adjusted as provided herein, subsequent allocations of income, gain, loss and deduction with respect to the asset shall take account of any variation between the adjusted basis of the asset for federal income tax purposes and its adjusted book value in the manner required under Code Section 704(c) and the Regulations thereunder.

         4.3.4 Code Section 754 Adjustment. To the extent an adjustment to the tax basis of any Company asset pursuant to Code Section 734(b) or Code Section 743(b) is required, pursuant to Regulation Section 1.704-1(b)(2)(iv)(m), to be taken into account in determining Capital Accounts, the amount of the adjustment to the Capital Accounts shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases basis), and the gain or loss shall be specially allocated to the Interest Holders in a manner consistent with the manner in which their Capital Accounts are required to be adjusted pursuant to that Section of the Regulations.

         4.3.5 Nonrecourse Deductions. Nonrecourse deductions for a taxable year or other period shall be specially allocated among the Interest Holders in proportion to their Percentages.

         4.3.6 Member Loan Nonrecourse Deductions. Any Member Loan Nonrecourse Deduction for any taxable year or other period shall be specially allocated to the Interest Holder who bears the risk of loss with respect to the loan to which the Member Loan Nonrecourse Deduction is attributable in accordance with Regulation Section 1.704-2(b).

                                                                   Exhibit 10.44

         4.3.7 Guaranteed Payments. To the extent any compensation paid to any Member by the Company, including any fees payable to any Member pursuant to
Section 5.3 hereof, is determined by the Internal Revenue Service not to be a guaranteed payment under Code Section 707(c) or is not paid to the Member other than in the Person's capacity as a Member within the meaning of Code Section 707(a), the Member shall be specially allocated gross income of the Company in an amount equal to the amount of that compensation, and the Member's Capital Account shall be adjusted to reflect the payment of that compensation.

         4.3.8 Unrealized Receivables. If an Interest Holder's Interest is reduced (provided the reduction does not result in a complete termination of the Interest Holder's Interest), the Interest Holder's share of the Company's "unrealized receivables" and "substantially appreciated inventory" (within the meaning of Code Section 751) shall not be reduced, so that, notwithstanding any other provision of this Agreement to the contrary, that portion of the Profit otherwise allocable upon a liquidation or dissolution of the Company pursuant to
Section 4.4 hereof which is taxable as ordinary income (recaptured) for federal income tax purposes shall, to the extent possible without increasing the total gain to the Company or to any Interest Holder, be specially allocated among the Interest Holders in proportion to the deductions (or basis reductions treated as deductions) giving rise to such recapture. Any questions as to the aforesaid allocation of ordinary income (recapture), to the extent such questions cannot be resolved in the manner specified above, shall be resolved by the General Manager.

         4.3.9 Withholding. All amounts required to be withheld pursuant to Code
Section 1446 or any other provision of federal, state or local tax law shall be treated as amounts actually distributed to the affected Interest Holders for all purposes under this Agreement.

     4.4 Liquidation and Dissolution.

         4.4.1 If the Company is liquidated, the assets of the Company shall be distributed to the Interest Holders in accordance with the balances in their respective Capital Accounts, after taking into account the allocations of Profit or Loss pursuant to Section 4.2, if any, and distributions, if any, of cash or property, if any, pursuant to Section 4.1.

         4.4.2 No Interest Holder shall be obligated to restore a Negative Capital Account.

     4.5 General.

         4.5.1 Except as otherwise provided in this Agreement, the timing and amount of all distributions shall be determined by the General Manager.

         4.5.2 If any assets of the Company are distributed in kind to the Interest Holders, those assets shall be valued on the basis of their fair market value, and any Interest

                                                                   Exhibit 10.44

Holder entitled to any interest in those assets shall receive that interest as a tenant-in-common with all other Interest Holders so entitled. Unless the Members otherwise agree, the fair market value of the assets shall be determined by an independent appraiser who shall be selected by the General Manager. The Profit or Loss for each unsold asset shall be determined as if the asset had been sold at its fair market value, and the Profit or Loss shall be allocated as provided in Section 4.2 and shall be properly credited or charged to the Capital Accounts of the Interest Holders prior to the distribution of the assets in liquidation pursuant to Section 4.4.

         4.5.3 All Profit and Loss shall be allocated, and all distributions shall be made to the Persons shown on the records of the Company to have been Interest Holders as of the last day of the taxable year for which the allocation or distribution is to be made. Notwithstanding the foregoing, unless the Company's taxable year is separated into segments, if there is a Transfer or an Involuntary Withdrawal during the taxable year, the Profit and Loss shall be allocated between the original Interest Holder and the successor on the basis of the number of days each was an Interest Holder during the taxable year; provided, however, the Company's taxable year shall be segregated into two or more segments as required pursuant to Section 6.9 or as otherwise determined by the General Manager in order to account for Profit, Loss or proceeds attributable to any extraordinary nonrecurring items of the Company.

         4.5.4 The General Manager is hereby authorized, upon the advice of the Company's tax counsel, to amend this Section IV to comply with the Code and the Regulations promulgated under Code Section 704(b); provided, however, that no amendment shall materially affect distributions to an Interest Holder without the Interest Holder's prior written consent.

                                    Section V
                      Management: Rights, Powers and Duties

     5.1 Management.

         5.1.1 General Manager. The Company shall be managed by a General Manager, who may, but need not, be a Member. Van Baak is hereby designated to serve as the initial General Manager. Van Baak shall serve as the Company's General Manager until his resignation, death, permanent disability or removal as hereinafter provided. Van Baak agrees that he shall not resign as the Company's General Manager prior to August 1, 2000. Van Baak may be removed as the Company's General Manager by GPA if (i) Van Baak files a voluntary petition in bankruptcy or is adjudged bankrupt or insolvent, (ii) Van Baak commits material fraud in connection with the Company or its activities, or (iii) Van Bank grossly neglects his duties as General Manager. In the event Van Baak ceases to act as the Company's General Manager, GPA shall appoint the Company's General Manager. Any General Manager appointed by GPA may be removed and replaced by GPA from time to time.

                                                                   Exhibit 10.44

         5.1.2 General Powers. The General Manager shall have full, exclusive and complete discretion, power and authority, subject in all cases to the other provisions of this Agreement (including the restrictions in Section 5.1.4) and the requirements of applicable law, to manage, control, administer and operate the business and affairs of the Company for the purposes herein stated, and to make all decisions affecting such business and affairs, including, without limitation, for Company purposes, the power to:

              5.1.2.1 Acquire by purchase, lease or otherwise, any real or personal property, tangible or intangible;

              5.1.2.2 Construct, operate, manage, maintain, finance and improve, and to own, sell, convey, assign, mortgage or lease any real estate and any personal property, tangible or intangible;

              5.1.2.3 Sell, dispose of, trade or exchange all or any portion of Company assets;

              5.1.2.4 Enter into agreements and contracts and to give receipts, releases and discharges;

              5.1.2.5 Purchase liability and other insurance to protect the Company's properties and business;

              5.1.2.6 Borrow money for and on behalf of the Company and, in connection therewith, execute and deliver instruments authorizing the confession of judgment against the Company;

              5.1.2.7 Execute or modify leases with respect to any part or all of the assets of the Company;

              5.1.2.8 Prepay, in whole or in part, refinance, amend, modify or extend any mortgages or deeds of trust which may affect any asset of the Company and in connection therewith to execute for and on behalf of the Company any extensions, renewals or modifications of such mortgages or deeds of trust;

              5.1.2.9 Execute any and all other instruments and documents which may be necessary or in the opinion of the General Manager desirable to carry out the intent and purpose of this Agreement, including, but not limited to, documents whose operation and effect extend beyond the term of the Company;

              5.1.2.10 Make any and all expenditures which the General Manager, in its sole discretion, deems necessary or appropriate in connection with the management of the affairs of the Company and the carrying out of its obligations and responsibilities under this Agreement, including, without limitation, all legal, accounting and other related

                                                                   Exhibit 10.44

expenses incurred in connection with the organization, financing and operation of the Company;

              5.1.2.11 Exercise all the rights, powers and privileges of the Company as a member of Mountain Resorts Acquisition, LLC, pursuant to the Mountain Resorts LLC Operating Agreement or otherwise, including the Company's right to vote as a member of Mountain Resorts Acquisition, LLC, and to exercise all the rights, powers and privileges of the Company as an owner (direct or indirect) of any other entity in which the Company may invest;

              5.1.2.12 Enter into any kind of activity necessary to, in connection with or incidental to the accomplishment of the purposes of the Company; and

              5.1.2.13 Invest and reinvest Company reserves in short-term instruments or money market funds.

The foregoing power and authority of the General Manager may be exercised by the General Manager in his sole and exclusive discretion. No Person dealing with the Company will be required to inquire into the authority of the General Manager to take any action or make any decision.

         5.1.3 Amendment of Agreement. Notwithstanding anything to the contrary contained in Section 5.1.4, the General Manager will have the power, without the necessity of any vote or other action of the Members, to amend this Agreement as may be required to facilitate or implement any of the following purposes:

              5.1.3.1 To add to the obligations of the General Manager or surrender any right or power granted to the General Manager for the benefit of the Members;

              5.1.3.2 To reflect the termination or withdrawal of Members in accordance with this Agreement; and

              5.1.3.3 To reflect a change that is of an inconsequential nature and that does not have a material adverse effect on the Members, or to cure any ambiguity, correct or supplement any provision in this Agreement not inconsistent with law or with other provisions, or to make other changes with respect to matters arising under this Agreement that will not be inconsistent with law or the provisions of this Agreement.

Notwithstanding anything to the contrary contained in this Section 5.1.3, this Agreement will not be amended without the affirmative vote of all Members adversely affected if such amendment would:

         (i) Modify the limited liability of a Member;

         (ii) Alter the allocations specified in Section 4.2;

                                                                   Exhibit 10.44

         (iii) Amend the restriction on the General Manager's authority set forth in Section 5.1.4: or

         (iv) Amend this Section 5.1.3.

         5.1.4 Extraordinary Transactions. Notwithstanding anything to the contrary in this Agreement, the General Manager shall not undertake any of the following without the approval of the Members:

              5.1.4.1 Admitting additional Members to the Company;

              5.1.4.2  Amending  this  Agreement  except as  provided in Section
5.1.3;

              5.1.4.3 Purchasing on behalf of the Company any real property or personal property with an aggregate cost in excess of $25,000 during any fiscal year;

              5.1.4.4 Selling, disposing of, trading or exchanging (i) any Company real property, (ii) Company personal property with an aggregate value in excess of $25,000 during any fiscal year, or (iii) all or substantially all Company assets not in the ordinary course of the Company's business;

              5.1.4.5 Voluntarily dissolving the Company;

              5.1.4.6   Establishing   or  increasing   the  General   Manager's
compensation above the limits specified in Section 5.3.2;

              5.1.4.7 Except for amounts borrowed on the line of credit referred to in Section 3.7.1, borrowing money on behalf of the Company to the extent the aggregate outstanding principal balance of such borrowings exceeds $150,000 at any time.

              5.1.4.8 In exercising powers pursuant to Section 5.1.2.11, notwithstanding any provision to the contrary in such Section, the General Manager shall not, as General Manager of the Company, General Manager of Mountain Resorts Acquisition, LLC or otherwise, undertake any action with respect to Mountain Resorts Acquisition, LLC which the General Manager could not undertake with respect to the Company pursuant to this Section, except that the General Manager may, with respect to Mountain Resorts Acquisition, LLC:

              (a) Cause Mountain Resorts to acquire or dispose of personal property in the ordinary course of business or pursuant to a business plan approved by GPA, without regard to the limitations set forth in Sections 5.1.4.3 and 5.1.4.4 above, and

              (b) Cause the Company and Mountain Resorts Acquisition, LLC to perform their respective obligations pursuant to the Acquisition Agreement (and the

                                                                   Exhibit 10.44

         other agreements contemplated thereby), including the assumption by Mountain Resorts Acquisition, LLC of the existing Mountain Resorts, Inc. $350,000 revolving line of credit as contemplated by the Acquisition Agreement.

         5.1.5 Limitation on Authority of Members.

              5.1.5.1 No Member is an agent of the Company solely by virtue of being a Member, and no Member has authority to act for the Company solely by virtue of being a Member.

              5.1.5.2 Any Member who takes any action or binds the Company in violation of this Section 5.1 shall be solely responsible for any loss and expense incurred by the Company as a result of the unauthorized action and shall indemnify and hold the Company harmless with respect to the loss or expense.

     5.2 Meetings of and Voting by Members.

         5.2.1 A meeting of the Members may be called at any time by the General Manager or by any Member. Meetings of Members shall be held at the Company's principal place of business or at any other place designated by the Persons calling the meeting. Not less than ten (10) nor more than fifty (50) days before each meeting, the Persons calling the meeting shall give written notice of the meeting to each Member entitled to vote at the meeting. The notice shall state the time, place and purpose of the meeting. Notwithstanding the foregoing provisions, each Member who is entitle to notice waives notice if before or after the meeting the Member signs a waiver of the notice which is filed with the records of Members' meetings, or is present at the meeting in person or by proxy and fails to object to the lack of notice. Unless this Agreement provides otherwise, at a meeting of Members, the presence in person or by proxy of Members holding one hundred percent (100%) of the Percentages then held by Members constitutes a quorum. A Member may vote either in person or by written proxy signed by the Member or by the Member's duly authorized attorney-in-fact.

         5.2.2 Except as otherwise provided in this Agreement, the affirmative vote of Members holding one hundred percent (100%) of the Percentages then held by Members present at a meeting at which there is a quorum shall be required to approve any matter coming before the Members.

         5.2.3 An annual meeting shall be held each year during the month of April at such time and place as the General Manager shall fix. Notice shall be given to the Members in accordance with Section 5.2.1.

         5.2.4 Members may participate in meetings by telephone or similar communications equipment. In lieu of holding a meeting, the Members may vote or otherwise take action by a written instrument indicating the consent of the Members. Any

                                                                   Exhibit 10.44

such written instrument may be executed in counterparts and transmitted by facsimile or similar means.

         5.3 Personal Services.

              5.3.1 No Member shall be required to perform services for the Company solely by virtue of being a Member. Unless approved by the General Manager, no Member shall perform services for the Company or be entitled to compensation for services performed for the Company.

              5.3.2 The General Manager shall be entitled to reasonable compensation for services performed for the Company, as determined from time to time by the General Manager, provided that without the approval of the Members the General Manager shall not (i) establish the General Manager's initial compensation at an amount in excess of $25,000 annually, or (ii) increase the General Manager's annual compensation by more than ten percent (10%) of then current compensation. In addition, the General Manager shall be entitled to reimbursement for expenses reasonably incurred in connection with the activities of the Company.

         5.4 Duties of Parties.

              5.4.1 (1) The General Manager shall perform his or her duties as a manager in good faith, in a manner he or she reasonably believes to be in the best interests of the limited liability company, and with such care as an ordinarily prudent person in a like position would use under similar circumstances. A Person who so performs his duties shall not have any liability by reason of being or having been a General Manager of the Company.

                   (2) In performing his duties, a General Manager shall be entitled to rely on information, opinions, reports, or statements of the following persons or groups unless he has knowledge concerning the matter in question that would cause such reliance to be unwarranted

                   (a) One or more employees or other agents of the Company whom the manager reasonably believes to be reliable and competent in the matters presented;

                   (b) Any attorney, public accountant or other person as to matters which the General Manager reasonably believes to be within such person's professional or expert competence; or

                   (c) A committee upon which he does not serve, duly designated in accordance with a provision of the Articles of this organization or this Agreement, as to matters within its designated authority, which committee the General Manager reasonably believes to merit confidence.

                                                                   Exhibit 10.44

         Section 7-108-501 of the Colorado Business Corporation Act (entitled "Conflicting Interest Transaction") shall apply to contracts or other transactions between the Company and any of its General Managers or committee members and any other entity in which any of its General Managers or committee members is a director or has a material financial interest; provided that references therein to the "corporation" shall be deemed to be to the Company, references to a "director" shall be deemed to be to the General Manager, references to "shareholders" shall be deemed to be to "Members," and references to the "board of directors" shall be to the "Management Committee," if one is appointed.

     5.5 Liability and Indemnification.

         5.5.1 The General Manager shall not be liable, responsible or accountable, in damages or otherwise, to any Member or to the Company for any act performed by the General Manager within the scope of the authority conferred on the General Manager by this Agreement, except for actions or omissions constituting fraud, gross negligence or an intentional breach of this Agreement or applicable law.

         5.5.2 The Company shall indemnify its Members, managers and employees in respect of payments made and personal liabilities reasonably incurred by such Member, manager or employee in the ordinary and proper course of the Company's business or for the preservation of the Company's business or property. Without limiting the foregoing, the Company shall indemnify the General Manager for any act performed by the General Manager within the scope of the authority conferred on the General Manager by this Agreement, except for actions or omissions constituting fraud, gross negligence or an intentional breach of this Agreement or applicable law.

     5.6 Power of Attorney.

         5.6.1 Grant of Power. Each Member constitutes and appoints the General Manager as the Member's true and lawful attorney-in-fact ("Attorney-in-Fact"), and in the Member's name, place and stead, to make, execute, sign, acknowledge and file:

              5.6.1.1 One or more articles of organization;

              5.6.1.2  All  documents  (including   amendments  to  articles  of
organization) which the Attorney-in-Fact deems appropriate to reflect any amendment, change or modification of this Agreement;

              5.6.1.3 Any and all other certificates or other instruments required to be filed by the Company under the laws of the State of Colorado or of any other state or jurisdiction, including, without limitation, any certificate or other instruments necessary in order for the Company to continue to qualify as a limited liability company under the laws of the State of Colorado

              5.6.1.4 One or more fictitious or trade name certificates; and

                                                                   Exhibit 10.44

              5.6.1.5 All documents which may be required to dissolve and terminate the Company and to cancel its articles or organization.

         5.6.2 Irrevocability. The foregoing power of attorney is irrevocable and is coupled with an interest and, to the extent permitted by applicable law, shall survive the death or disability of a Member. It also shall survive the Transfer of an Interest, except that if the transferee is approved for admission as a Member, this power of attorney shall survive the delivery of the assignment for the sole purpose of enabling the Attorney-in-Fact to execute, acknowledge and file any documents needed to effectuate the substitution. Each Member shall be bound by any representations made by the Attorney-in-Fact acting in good faith pursuant to this power of attorney, and each Member hereby waives any and all defenses which may be available to contest, negate or disaffirm the action of the Attorney-in-Fact taken in good faith under this power of attorney.

                                   Section VI
                Transfer of Interests and Withdrawals of Members

     6.1 Transfers.

         6.1.1 Except as otherwise provided in this Section 6.1 or in Sections 6.3, 6.4 or 6.6, no Person may Transfer all or any portion of, or any interest or rights in, the Membership Rights owned by the Member, and no Interest Holder may Transfer all, or any portion of, or any interest or right in, any Membership Interest. Each Member hereby acknowledges the reasonableness of this prohibition in view of the purposes of the Company and the relationship of the Members. The Transfer of any Membership Rights or Membership Interests in violation of the prohibition contained in this Section 6.1 shall be deemed invalid, null and void, and of no force or effect. Any Person to whom Membership Rights are attempted to be transferred in violation of this Section 6.1 shall not be entitled to vote on matters coming before the Members, participate in the management of the Company, act as an agent of the Company, receive distributions from the Company, or have any other rights in or with respect to Membership Rights. If a Member transfers any Membership Interest in a manner permitted by this Agreement, and the transferee is not a Member or admitted as a Member, there shall be no Membership Rights associated with the Membership Interest transferred, and the transferee shall be entitled to receive, to the extent transferred, only the distributions to which the transferor would be entitled. If a Member transfers any Membership Interest in a manner permitted by this Agreement and the transferee is a Member or is admitted as a Member, the Membership Rights associated with the Membership Interest transferred shall be transferred to and may be exercised by the transferee. Additional Members may be admitted only with the unanimous consent of all then remaining Members.

         6.1.2 Except for Transfers pursuant to Sections 6.3, 6.4 or 6.6, no Person may transfer all or any portion of or any interest or rights in the
Person's Membership Rights or Membership Interest unless the following conditions ("Conditions of Transfer") are satisfied:

                                                                   Exhibit 10.44

              6.1.2.1 The Transfer will not require registration of Membership Interests or Membership Rights under any federal or state securities law;

              6.1.2.2 The transferee delivers to the Company a written agreement to be bound by the terms of this Agreement;

              6.1.2.3 The Transfer will not result in the termination of the Company pursuant to Code Section 708;

              6.1.2.4 The Transfer will not result in the Company being subject to the Investment Company Act of 1940, as amended;

              6.1.2.5 The transferor or the transferee delivers the following information to the Company: (i) the transferee's taxpayer identification number, and (ii) the transferee's initial tax basis in the Transferred Interest; and

              6.1.2.6 The  transferor  complies with the provisions set forth in
Section 6.1.4

         6.1.3 If the Conditions of Transfer are satisfied, then a Member or Membership Interest Holder may Transfer that portion of that Person's Membership Rights and/or Membership Interest as to which the Conditions of Transfer have been satisfied. Except as otherwise provided in Section 6.1.1, the Transfer of a Membership Interest pursuant to this Section 6.1 shall not result in the Transfer of any of the transferor's other Membership Rights, if any, and the transferee of the Membership Interest shall have no right to become a Member or exercise any Membership Rights other than those specifically pertaining to the ownership of a Membership Interest unless the transferee is admitted as a Member.

         6.1.4 Right of First Refusal.

              6.1.4.1 If a Person (individually, a "Transferor") receives a bona fide written offer (the "Transferee Offer") from any other Person (a "Transferee") to purchase all or any portion of or any interest or rights in the Transferor's Membership Rights and/or Membership Interest (the "Transferor Interest") for a purchase price denominated and payable in United States dollars, then, prior to any Transfer of the Transferor Interest, the Transferor shall give the Company and each of the Members (excluding the Transferor, if the Transferor is a Member) (the "Remaining Members") written notice (the "Transfer Notice") containing each of the following:

                   6.1.4.1.1 the Transferee's identity;

                   6.1.4.1.2 a true and complete copy of the  Transferee  Offer;
and

                                                                   Exhibit 10.44

                   6.1.4.1.3 the Transferor's offer (the "Offer") to sell the Transferor Interest to the Company and/or Remaining Members for a total price equal to the price set forth in the Transferee Offer (the "Transfer Purchase Price"), which shall be payable on the terms of payment set forth in the Transferee Offer.

              6.1.4.2 The Offer shall be and remain irrevocable for a period (the "Offer Period") ending at 11:59 p.m. local time at the Company's principal office, on the sixtieth (60th) day following the date the Transfer Notice is given to the Company and Remaining Members. At any time during the Offer Period, the Company and any Remaining Member may accept the offer by notifying the Transferor in writing that it intends to purchase all, but not less than all, of the Transferor Interest. The Company shall have a prior right to accept the Offer, and if the Company accepts the Offer, no Remaining Member shall have the right to accept the Offer. If two (2) or more Remaining Members accept the Offer, then, in the absence of an agreement between or among them, each such Remaining Members shall purchase the Transferor Interest in the proportion that its respective Percentage bears to the total Percentages of all of the Remaining Members who accept the Offer. If the Company or one or more Remaining Members accept the Offer, then the purchasing party or parties shall fix a closing date (the "Transfer Closing Date") for the purchase, which shall not be earlier than ten (10) or more than sixty (60) days after the expiration of the Offer Period.

              6.1.4.3 If the Company or any Remaining Member accepts the Offer, the Transfer Purchase Price shall be paid on the Transfer Closing Date in accordance with the payment terms set forth in the Transferee Offer.

              6.1.4.4 If neither the Company nor any Remaining Member accepts the Offer (within the time and in the manner specified in this Section), then the Transferor shall be free for a period (the "Free Transfer Period") of thirty
(30) days after the expiration of the Offer Period to Transfer the Transferor Interest to the Transferee, for the same or greater price and on the same terms and conditions as set forth in the Transfer Notice. The Transfer shall be subject, however, to the Conditions of Transfer (other than 6.1.2.6). If the Transferor does not Transfer the Transferor Interest within the Free Transfer Period, the Transferor's right to Transfer the Transferor Interest pursuant to this Section shall cease and terminate.

              6.1.4.5 Any Transfer by the Transferor after the last day of the Free Transfer Period or without strict compliance with the terms, provisions and conditions of this Section and the other terms, provisions and conditions of this Agreement, shall be null and void and of no force or effect.

     6.2 Resignation: Voluntary Dissolution. No Member shall have the right or power to Resign from the Company, except as otherwise provided in Section 6.4 or
Section 6.6. In addition, until the Purchaser Note (as defined in the Acquisition Agreement) has been satisfied, each Member that is a corporation, partnership or limited liability company shall preserve its existence and shall not voluntarily dissolve.

                                                                   Exhibit 10.44

     6.3 Optional Buy-Out in Event of Involuntary Withdrawal.

         6.3.1 If the Members elect to continue the Company after an Involuntary Withdrawal, the withdrawn Member shall be deemed to offer for sale (the
"Withdrawal Offer") to the Company and the remaining members (the "Remaining Members") all of the Membership Rights owned of record and beneficially by the withdrawn Member (the "Withdrawal Interest").

         6.3.2 The Withdrawal Offer shall be and remain irrevocable for a period (the "Withdrawal Offer Period") ending at 11:59 p.m. local time at the Company's principal office on the sixtieth (60th) day following the date the Members elect to continue the Company. At any time during the Withdrawal Offer Period, the Company and any Remaining Member may accept the Withdrawal Offer by notifying the withdrawn Member in writing (the "Withdrawal Notice") that it intends to purchase all, but not less than all, of the Withdrawal Interest. The withdrawn Member shall not be deemed a Member for the purpose of any vote on whether the Company shall accept the Withdrawal Offer. The Company shall have a prior right to accept the Withdrawal Offer, and if the Company accepts the Offer, no Remaining Member shall have the right to accept the Withdrawal Offer. If two (2) or more Remaining Members accept the Withdrawal Offer, then, in the absence of an agreement between or among them, each such Remaining Member shall purchase the Withdrawal Interest in the proportion that its respective Percentage bears to the total Percentages of all of the Remaining Members who accept the Withdrawal Offer.

         6.3.3 If the Company or any Remaining Member accepts the Withdrawal Offer, the Withdrawal Notice shall fix a closing date (the "Withdrawal Closing Date") for the purchase which shall be not earlier than ten (10) nor later than sixty (60) days after the expiration of the Withdrawal Offer Period.

         6.3.4 If the Company or any Remaining Member accepts the Withdrawal Offer, the purchase price for the Withdrawal Interest shall be equal to the Agreed Value multiplied by the Withdrawn Member's Percentage (the "Withdrawal Purchase Price"). If the Withdrawal Interest is owned by GPA, the Withdrawal Purchase Price for such interest shall be payable twenty-five percent (25%) in cash on the Withdrawal Closing Date, with the balance payable in four (4) equal annual installments of principal plus interest at the Prime Rate, which installments shall be payable on the first annual anniversary of the Withdrawal Closing Date and on the same day each year thereafter until the balance is paid in full. If the Withdrawal Interest is owned by Van Baak, the Withdrawal Purchase Price for such interest shall be payable fifty percent (50%) in cash on the Withdrawal Closing Date, with the balance payable one (1) year after the Withdrawal Closing Date, together with interest on such balance from the Withdrawal Closing Date until paid at the Prime Rate.

         6.3.5 If the Company fails to accept the Withdrawal Offer, then the withdrawn Member or the withdrawn Member's successor, as the case may be, upon the expiration of the Withdrawal Offer Period, shall thereafter be treated as the unadmitted assignee of a Member

                                                                   Exhibit 10.44

     6.4 Put. Within ninety (90) days after the occurrence of (i) an Involuntary Withdrawal resulting from the death or incompetence of Van Baak, or (ii) Van Baak's illness or disability which renders him incapable of acting as General Manager for a period of sixty (60) or more consecutive days, as determined by Van Baak's physician, Van Baak or his legal representative shall have the right to require that GPA purchase all of Van Baak's Membership Rights and Membership Interest (herein the "Put") by giving notice to GPA. The purchase price for the Membership Rights/Membership Interest owned by Van Baak shall be the Agreed Value multiplied by Van Baak's Percentage, which amount shall be payable fifty percent (50%) in cash at closing, with the balance payable one (1) year after closing, together with interest on such balance from the closing date until paid at the Prime Rate. The closing of any purchase pursuant to this Section 6.4 shall occur on a date specified by GPA not earlier than ten (10) nor later than sixty (60) days after notice of exercise of the Put has been given. If the Put is exercised, the parties shall be obligated to complete the transactions contemplated by the Put, notwithstanding that the Company may be dissolved and not continued.

     6.5 Agreed Value. For purposes of Sections 6.3 and 6.4, the "Agreed Value" shall be __% of Gross Revenues (as hereinafter defined) increased or decreased by the Net Asset Value (as hereinafter defined). Gross Revenues shall mean all of the Company's income, receipts and revenues of any nature accruing during the Company's immediately preceding complete annual accounting period from any source whatsoever, including gross receipts from properties managed and association management fees excluding only borrowed funds and Capital Contributions. Net Asset Value shall mean an amount equal to all Company assets minus all Company liabilities, as reflected on the Company's balance sheet as of the last day of the month immediately preceding the event resulting in the need to determine Agreed Value, except that any real estate owned shall be valued at appraised value. The appraised value of real estate shall be determined by an independent appraiser who is duly licensed, certified or otherwise authorized to conduct real estate appraisals in the jurisdiction in question and who has been selected by mutual agreement of the purchaser and seller, provided that if the parties do not agree the appraiser shall be selected by the head of the governmental agency having jurisdiction over the licensing or certification of appraisers in the state in which the property is located, or such person's designee. The cost of any appraisal shall be borne equally by the purchaser and the seller. In the event the Company holds an ownership interest in any other business entity, the Gross Revenues and Net Asset Value of each such entity shall be determined separately and consolidated (on a proportionate basis if the Company owns less than 100% of such entity) into the Gross Revenues and Net Asset Value of the Company.

     6.6 Buy/Sell. At any time after the Purchaser Note (as defined in the Acquisition Agreement) has been satisfied, either Member may implement the provisions of this Section by giving notice (the "Buy/Sell Notice") to the other Member. The Buy/Sell Notice shall specify a price for one hundred percent (100%) of the Membership Rights. The Member receiving the Buy/Sell Notice shall have the option to either (i) purchase all the Membership Rights owned by the Member giving the Buy/Sell Notice on the terms specified below, or (ii) sell all of such member's Membership Rights to the Member giving the Buy/Sell Notice

                                                                   Exhibit 10.44

on the terms specified below. The Member receiving the Buy/Sell Notice must elect the option described in clause (i) or the option described in clause (ii) of the preceding sentence within sixty (60) days after receipt of the Buy/Sell Notice. Failure to respond within said period shall constitute an irrevocable election of the option in clause (ii). The purchase price for Membership Rights to be purchased and sold pursuant to this Section shall be the price specified in the Buy/Sell Notice multiplied by the seller's Percentage. If the seller of Membership Rights is GPA, the purchase price shall be payable twenty-five percent (25%) in cash at closing, with the balance payable in four (4) equal annual installments of principal plus interest at the Prime Rate, which installments shall be payable on the first annual anniversary of the closing and on the same day each year thereafter until the balance is paid in full. If the seller of Membership Rights is Van Baak, the purchase price shall be payable fifty percent (50%) in cash at closing, with the balance payable one (1) year after closing together with interest on such balance from the date of closing until paid at the Prime Rate. The closing of any purchase and sale pursuant to this Section shall occur on a date specified by the purchaser which shall be not earlier than ten (10) nor earlier than sixty (60) days after the party receiving the Buy/Sell Notice has made its election.

     6.7 Assignment. Any Person having a right or obligation to purchase Membership Rights or a Membership Interest in the Company may assign its purchase rights or obligations to a designee, provided that no such assignment shall release the assignor from any obligation with respect to such purchase.

     6.8 Closing and Conveyance. Unless otherwise agreed by the purchasing parties and the selling parties, the closing of any purchase and sale pursuant to this Section VI shall occur at 10:00 a.m. at the Company's principal office on the specified closing date. At closing, upon delivery of the purchase price, the Membership Rights or Membership Interest in question shall be transferred to the purchaser(s) by appropriate instrument(s) with warranty of title, free and clear of all liens, encumbrances, restrictions, claims or equities of any nature except those existing pursuant to this Agreement.

     6.9 Effective Time of Transfer; Close of Company Books. In the event of a transfer of Membership Rights pursuant to Sections 6.1.4, 6.3, 6.4 or 6.6 which results in the termination of a Member's membership in the Company, the Company's books shall be closed as of the effective date of the transfer and all allocations and distributions for the year in which the transfer occurs shall be determined on the basis of such closing. The transferor shall not share in allocations or distributions accruing for periods after the effective date of transfer. For purposes of this Section, the effective date of the transfer shall be: (i) in the event of a transfer pursuant to Section 6.1.4, the last day of the month prior to the month in which the Transfer Notice is given; (ii) in the event of a transfer pursuant to Section 6.3, the last day of the month prior to the month in which the Involuntary Withdrawal occurs; (iii) in the event of a transfer pursuant to Section 6.4, the last day of the month prior to the month during which the event occurs on which the exercise of the Put is based; and
(iv) in the event of a transfer pursuant to Section 6.6, the last day of the month prior to the month in which the Buy/Sell Notice is given.

                                                                   Exhibit 10.44
                                   Section VII
                          Dissolution, Liquidation and
                           Termination of the Company

     7.1 Events of Dissolution. The Company shall be dissolved upon the happening of any of the following events: 7.1.1 When the period fixed for its duration in Section 2.4 has expired;

         7.1.2 Upon the unanimous written agreement of the Members; or

         7.1.3 Upon the death, retirement, resignation, expulsion, bankruptcy, dissolution or Involuntary Withdrawal of a Member or the occurrence of any other event which terminates the continued membership of a Member in the Company, unless all of the remaining Members, within ninety (90) days after the event or occurrence, elect to continue the business of the Company, at which time the remaining Members may agree to the appointment of one or more additional Members.

     7.2 Liquidating Trustee. If the Company is dissolved, the General Manager shall act as liquidating trustee. The General Manager shall liquidate and reduce to cash the assets of the Company as promptly as is consistent with obtaining a fair value therefor and, unless otherwise required by law, shall apply and distribute the proceeds of liquidation, as well as any other Company assets, first, to the payment of creditors of the Company, including Interest Holders who are creditors, in satisfaction of the liabilities of the Company; then to Interest Holders in accordance with Section 4.4, provided that if the dissolution is due to the termination of a Member resulting from the transfer of all of such Member's Membership Rights pursuant to Section 6.1.4, Section 6.3,
Section 6.4 or Section 6.6, the provisions of such Sections (as applicable) shall apply with respect to the transferor member in lieu of this Section.

     7.3 Filing of Statement of Intent to Dissolve and Articles of Dissolution. If the Company is dissolved pursuant to Section 7.1, the General Manager shall promptly file a Statement of Intent to Dissolve with the CSOS. After the affairs of the Company are wound up pursuant to Section 7.2, the General Manager shall promptly execute and file Articles of Dissolution with the CSOS. If there is no General Manager, then the Articles of Cancellation shall be filed by the remaining Members; if there are no remaining Members, the Articles shall be filed by the last Person to be a Member; if there is neither a General Manager, remaining Members, or a Person who last was a Member, the Articles shall be filed by the legal or personal representatives of the Person who last was a Member.

                                  SECTION VIII
                  BOOKS, RECORDS, ACCOUNTING, and TAX ELECTIONS

     8.1 Bank Accounts. All funds of the Company shall be deposited in a bank account or accounts maintained in the Company's name. The General Manager shall

                                                                   Exhibit 10.44

determine the institution or institutions at which the accounts will be opened and maintained, the types of accounts, and the Persons who will have authority with respect to the accounts and the funds therein.

     8.2 Books and Records. The General Manager shall keep or cause to be kept complete and accurate books and records of the Company and supporting documentation of transactions with respect to the conduct of the Company's business. The books and records shall be maintained in accordance with sound accounting practices and shall be available at the Company's registered office for inspection and copying at the reasonable request, and at the expense, of any member during ordinary business hours. Without limiting any of the foregoing, the General Manager shall keep or cause to be kept at the registered office the following:

         8.2.1 A current list of the full name and last known business, residence, or mailing address of each Member and Manager, both past and present;

         8.2.2 A copy of the articles of organization and all amendments thereto, together with executed copies of any powers of attorney pursuant to which any amendment has been executed;

         8.2.3 Copies of the Company's federal, state, and local income tax returns and reports, if any, for the three most recent years;

         8.2.4 Copies of any currently effective Agreement, copies of any writings regarding contributions of members or members' liability therefor, and copies of any financial statements of the Company for the three most recent years;

         8.2.5 Minutes of every annual and special meeting of the Members;

         8.2.6 Any written consents obtained from Members acting in lieu of a meeting pursuant to Section 5.2.4.

     8.3 Annual Accounting Period. The annual accounting period of the Company shall be its taxable year. The Company's taxable year shall be selected by the General Manager subject to the requirements and limitation of the Code.

     8.4 Reports. Within seventy-five (75) days after the end of each taxable year of the Company, the General Manager shall cause to be sent to each Person who was a Member at any time during the taxable year then ended: (i) an annual compilation report, prepared by the Company's independent accountants in accordance with standards issued by the American Institute of Certified Public Accountants; and (ii) a report summarizing the fees and other remuneration paid by the Company to any Member, the General Manager, or any Affiliate in respect of the taxable year. In addition, within seventy-five (75) days after the end of each taxable year of the Company, the General Manager shall cause to be sent to each Person who was an Interest Holder at any time during the taxable year then ended,

                                                                   Exhibit 10.44

that tax information concerning the Company which is necessary for preparing the Interest Holder's income tax returns for that year. At the request of any Member, the General Manager shall cause an audit of the Company's books and records to be prepared by independent accountants for the period requested by the Member, at the Company's expense.

     8.5 Tax Matters Partner. The General Manager shall be the Company's tax matters partner ("Tax Matters Partner"). The Tax Matters Partner shall have all powers and responsibilities provided in Code Section 6221, et ~. The Tax Matters Partner shall keep all Members informed of all notices from governmental taxing authorities which may come to the attention of the Tax Matters Partner. The Company shall pay and be responsible for all reasonable third-party costs and expenses incurred by the Tax Matters Partner in performing those duties. A Member shall be responsible for any costs incurred by the Member with respect to any tax audit or tax-related administrative or judicial proceeding against any Member, even though it relates to the Company. The Tax Matters Partner may not compromise any dispute with the Internal Revenue Service without the approval of the Members

     8.6 Tax Elections. The General Manager shall have the authority to make all Company elections permitted under the Code, including, without limitation, elections of methods of depreciation and elections under Code Section 754. The decision to make or not make an election shall be at the General Manager's sole and absolute discretion.

     8.7 Title to Company Property. All real and personal property acquired by the Company shall be held and owned, and conveyance made, by the Company in its name.

                                   Section IX
                               General Provisions

     9.1 Assurances. Each Member shall execute all such certificates and other documents and shall do all such filing, recording, publishing and other acts as the General Manager deems appropriate to comply with the requirements of law for the formation and operation of the Company, to comply with all laws, rules, and regulations relating to the acquisition, operation, or holding of the property of the Company or to carry out this Agreement.

     9.2 Notifications. Any notice, demand, consent, election, offer, approval, request, or other communication (collectively a "notice") required or permitted under this Agreement must be in writing and either actually delivered or sent by certified or registered mail, postage prepaid, return receipt requested. Any notice to be given hereunder by the Company shall be given by the General Manager. A notice must be addressed to an Interest holder at the Interest Holder's last known address (including facsimile address) on the records of the Company. A notice to the Company must be addressed to the Company's principal office. A notice delivered personally will be deemed given only when receipt is acknowledged in writing by a person at the recipient's address authorized to receive

                                                                   Exhibit 10.44

communications or by confirmation of fax receipt. A notice that is sent by mail will be deemed given three (3) business days after it is mailed. Any party may designate, by notice to all of the others, substitute addresses or addresses for notices; and, thereafter, notices are to be directed to those substitute addresses or addressees.

     9.3 Specific Performance. The parties recognize that irreparable injury will result from a breach of any portion of this Agreement and that money damages will be inadequate to fully remedy the injury. Accordingly, in the event of a breach or threatened breach of one or more of the provisions of this Agreement, any party who may be injured (in addition to any other remedies which may be available to that party) shall be entitled to one or more preliminary or permanent orders (i) restraining and enjoining any act which would constitute a breach or (ii) compelling the performance of any obligation which, if not performed, would constitute a breach.

     9.4 Complete Agreement. This Agreement constitutes the complete and exclusive statement of the agreement among the Members It supersedes all prior written and oral statements, agreements or understandings, including any prior representation, statement, condition, or warranty. Except as expressly provided otherwise herein, this Agreement may not be amended without the written consent of all of the Members.

     9.5 APPLICABLE LAW. ALL QUESTIONS CONCERNING THE CONSTRUCTION, VALIDITY, AND INTERPRETATION OF THIS AGREEMENT A D THE PERFORMANCE OF THE OBLIGATIONS IMPOSED BY THIS AGREEMENT SHALL BE GOVERNED BY THE INTERNAL LAW, NOT THE LAW RELATING TO CONFLICTS OF LAWS, OF THE STATE OF COLORADO.

     9.6 Section Titles. The headings herein are inserted as a matter of convenience only, and do not define, limit, or describe the scope of this Agreement or the intent of the provisions hereof.

     9.7 Binding Provisions. This Agreement is binding upon, and inures to the benefit of, the parties hereto and their respective heirs, executors, administrators, personal and legal representatives, successors, and permitted assigns.

     9.8 Jurisdiction and Venue. Any suit involving any dispute or matter arising under this Agreement may only be brought in the United States District Court for the District of Colorado or any Colorado State Court having jurisdiction over the subject matter of the dispute or matter. All Members hereby consent to the exercise of personal jurisdiction by any such court with respect to any such proceeding.

     9.9 Terms. Common nouns and pronouns shall be deemed to refer to the masculine, feminine, neuter, singular and plural, as the identity of the Person may in the context require.

                                                                   Exhibit 10.44

     9.10 Separability of Provisions. Each provision of this Agreement shall be considered separable; and if, for any reason, any provision or provisions herein are determined to be invalid and contrary to any existing or future law, such invalidity shall not impair the operation of or affect those portions of this Agreement which are valid.

     9.11 Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original and all of which, when taken together, constitute one and the same document. The signature of any party or any counterpart shall be deemed a signature to, and may be appended to, any other counterpart.

     9.12 Estoppel Certificate. Each Member shall, within ten (10) days after written request by any Member or the General Manager, deliver to the requesting Person a certificate stating, to the Member's knowledge, that: (a) this Agreement is in full force and effect; (b) this Agreement has not been modified except by any instrument or instruments identified in the certificate; and (c) there is no default hereunder by the requesting Person, or if there is a default, the nature and extent thereof If the certificate is not received within that ten (]0)-day period, the General Manager shall execute and deliver the certificate on behalf of the requested Member, without: qualification, pursuant to the power of attorney granted in Section 5.6.

     IN WITNESS WHEREOF, the parties have executed, or cause this Agreement to be executed, under seal, as of the date set forth hereinabove.

                                    MEMBERS:

                                    GPA, LTD., a California limited partnership

                                    By: Glenborough Corporation, a
                                        California corporation,
                                        Managing General Partner

                                    By /s/ Andrew Batinovich
                                       Andrew Batinovich
                                       Chief Executive Officer


                                       /s/ Anthony E. Van Baak
                                       Anthony E. Van Baak

                                                                   Exhibit 10.45
                              ACQUIS1TION AGREEMENT


     THIS ACQUIS1TION AGREEMENT (the "Agreement") is made and entered into as of the 1st day of June, 1997, by and among H. DAVID ZABEL, PATRICIA H. ZABEL, GLEN
D.  ZABEL and ALICE T.  KLAUZER  (each of whom  shall be  hereinafter  sometimes individually referred to as a "Shareholder" and shall be hereinafter collectively, jointly and severally referred to as the "Shareholders"), MOUNTAIN RESORTS, INC., a Colorado corporation ("Mountain Resorts"), MOUNTAIN RESORTS ACQUISITION, LLC, a Colorado limited liability company ("Acquisition LLC"), and RESORT GROUP, LLC, a Colorado limited liability company ("Resort Group").

                              EXPLANATORY STATEMENT

     A. The Shareholders constitute all of the stockholders and all of the directors of Mountain Resorts, which operates a resort hospitality and property management business (including property rental management, association management and property management) in Routt County, Colorado (herein referred to as the "Mountain Resorts Business").

     B. The parties have agreed that substantially all of the operating assets and liabilities of Mountain Resorts, and all of the Mountain Resorts Business, will be transferred to a limited liability company formed to operate the Mountain Resorts Business, and that Resort Group will acquire an eighty percent (80%) interest in such limited liability company.

     NOW THEREFORE, in consideration of the Explanatory Statement, which is a substantive part of this Agreement, the mutual covenants, promises, agreements, representations and warranties contained in this Agreement, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties do hereby covenant, promise, agree, represent and warrant as follows:

1. Formation of Acquisition LLC; Transfer of Mountain Resorts Business, Assets and Liabilities: Ancillary Agreements.

     1.1 Formation of Acquisition LLC. The parties hereby approve the Articles of Organization of Acquisition LLC in the form of Exhibit 1.1 which were filed with the Colorado Secretary of State on June 13, 1997. At the Formation Closing on the Formation Closing Date, Mountain Resorts and Resort Group shall, as the members of Acquisition LLC, enter into an operating agreement for Acquisition LLC (the "Operating Agreement") on terms satisfactory to Mountain Resorts and Resort Group but which shall include terms to the effect of the following:

         (i) Mountain Resorts will transfer to Acquisition LLC, as its initial capital contribution, the Assets and Assumed Liabilities (as defined in
     Section 1.2) and the Mountain Resorts Business in exchange for a ninety-nine percent (99So) membership interest in Acquisition LLC and shall receive an initial capital account of $2,000,000,

                                                                   Exhibit 10.45

     which the parties agree is the net fair market value of the Assets and Mountain Resorts Business, less the Assumed Liabilities;

         (ii) Resort Group will contribute to Acquisition LLC as its initial capital contribution cash in the amount of $20,202 in exchange for a one percent (1%) interest in Acquisition LLC, and Resort Group shall receive an initial capital account of $20,202;

         (iii) The initial manager of Acquisition LLC shall be Anthony E. Van Baak;

         (iv) Acquisition LLC shall promptly take steps to change its name to Mountain Resorts, LLC, and Mountain Resorts shall change its name to Mountain Resorts Holdings, Inc. Effective the earlier of August 1, 2000 or the date Mountain Resorts ceases to be a member of Acquisition LLC, Mountain Resorts shall change its name to a name that does not include any reference to "Mountain Resorts" or any variation thereof;

         (v) Mountain Resorts will have the right to require that Resort Group (or its designee) purchase Mountain Resorts' remaining twenty percent (20%) membership interest in Acquisition LLC (after the purchase and sale of the LLC Interest contemplated by this Agreement) for $404,040.40 on or after August 1, 2000, which obligation shall be personally guaranteed by Robert Batinovich, the Robert Batinovich Trust UDT 2/16/90, Andrew Batinovich, the Andrew Batinovich Trust UDT 8/3/94 and Anthony E. Van Baak (the "Put"); and

         (vi) Resort Group or its designee shall have the right to purchase Mountain Resorts' remaining twenty percent (20%) membership interest in Acquisition LLC for $404,040.40 on or after August 1, 2000.

     1.2 Transfer of Assets and Liabilities. Effective as of the Formation Closing on the Formation Closing Date, Mountain Resorts shall assign, transfer and deliver to Acquisition LLC by instruments of transfer with warranty of title reasonably satisfactory to Resort Group (the "Transfer Documents") all of Mountain Resorts' assets and property of any kind, tangible or intangible, except and excluding only those assets listed on Exhibit 1.2(a) (the "Excluded Assets"), which assets (except the Excluded Assets) are referred to herein as the "Assets." In addition, effective as of the Formation Closing on the Formation Closing Date Mountain Resorts shall transfer to Acquisition LLC the liabilities of Mountain Resorts listed on Exhibit 1.2(b), which are referred to herein as the "Assumed Liabilities," and Acquisition LLC shall assume and pay in accordance with their terms, provided that Acquisition LLC's obligation with respect to the Assumed Liabilities shall be limited to the amounts specified in Sections 1.3.3 and 1.3.4. Without limitation, the Assets shall include the following:

                                                                   Exhibit 10.45

The Mountain Resorts Business and, except for the Excluded Assets, all furniture, fixtures, equipment, inventory, supplies and other property, tangible or intangible, owned, leased or used by Mountain Resorts in the Mountain Resorts Business; all documents, information and lists associated with the Mountain Resorts Business; all licenses, permits, covenants, approvals and certificates related to the Mountain Resorts Business to the extent assignable; all telephone numbers used in association with the Mountain Resorts Business; the goodwill of Mountain Resorts and all names used in association with the Mountain Resorts Business; all other intangible and contractual rights (including any pending contracts) associated with the Mountain Resorts Business; and all inventory associated with the Mountain Resorts Business, including, without limitation, the following items:

    (i) Tangible Assets:

        (a) All exterior and interior signage.

        (b) All computer hardware and software.

        (c) All telephone systems and equipment.

        (d) All linen.

        (e) Any and all inventory of housekeeping supplies and guest amenities.

        (f) Any and all maintenance and engineering inventory and  supplies.

        (g) Miscellaneous  office  supplies,   including  stationery, envelopes,
             folios, memo pads and reservation and other office supplies.
        (h) Condominium Unit E-102, Shadow Run Condominiums.

        (i) The Personal Property (Section 3.1.14).

    (ii) Intangible Assets:

        (a) All advance deposits and prepaid expenses related to the Mountain Resorts Business.

        (b) All accounts receivable and other current assets as of May 31, 1997. which shall he reflected on a balance sheet of Mountain

                                                                   Exhibit 10.45

              Resorts as of May 31, 1997 (the "Closing Balance Sheet") which shall be prepared and delivered by Mountain Resorts at Closing.

        (c) The telephone numbers listed on Exhibit 1.2(ii)(c).

        (d) Mountain Resorts' name and all variations thereof and all Mountain Resorts logos and, if any, trademarks, trade names and any mottos, designs or other marketing devices or rights thereto.

        (e) All brochures, literature and other marketing materials connected with the Mountain Resorts Business.

        (f) Guest history, travel agent lists, customer lists and all other lists, documents or information compiled in connection with or relating to the Mountain Resorts Business.

        (g) The Management Contracts (Section 3.1.15), the Service
             Contracts (Section 3.1.16) and the Commitments (Section 3.1.17) and all rights of Mountain Resorts thereunder.

        (h)  All of the Mountain Resorts goodwill and similar assets.

        (i) Copies of all of Mountain Resorts' employment and personnel records and copies of all books and records pertaining to the Mountain Resorts Business (the "Records"). Mountain Resorts shall maintain the Records for a period of at least thirty-six(36) months after Closing and shall provide such Records to Acquisition LLC or its representatives for inspection and copying upon reasonable request.

         (j) The Villas at Walton Creek Condominium Purchase Agreement dated June 23, 1997 for Condominium Unit 302, the Palomino, including the earnest money and all rights of the purchaser under such contract (the "Villas Contract").

     1.3 Business Transition; Disposition of Certain Assets and Liabilities.

         1.3.1 Business Transition. The parties acknowledge and agree that, subject to the provisions of this Agreement, the transfer of the Assets, Assumed Liabilities and the Mountain Resorts Business and the rights, benefits and obligations associated therewith shall

                                                                   Exhibit 10.45

be effective as of commencement of business on June 1, 1997 (the "Effective Date"). All activities and operations of the Mountain Resorts Business through the day before the Effective Date shall be for the account of and at the expense and risk of Mountain Resorts, and Acquisition LLC shall have no interest therein nor obligation with respect thereto. Except as otherwise contemplated by Section 1.3.4, all activities and operations of the Mountain Resorts Business on and after the Effective Date shall be for the account of and at the expense and risk of Acquisition LLC, and Mountain Resorts shall have no interest therein nor obligation with respect thereto (except in its capacity as a member of Acquisition LLC). As of the Effective Date, Mountain Resorts shall permanently cease engaging in the Mountain Resorts Business and shall thereafter refrain from engaging in any aspect of the Mountain Resorts Business, either directly or indirectly and in any capacity whatsoever, except in its capacity as a member of Acquisition LLC acting for the benefit of Acquisition LLC. Each party will cooperate with the other parties in effecting an orderly transition of the Mountain Resorts Business to Acquisition LLC including, without limitation, the following:

           (i) Except as required to effect clauses (ii) and (iii) below the transfer of all bank accounts used in the Mountain Resorts Business into the name of Acquisition LLC;

          (ii) Unless otherwise requested by Acquisition LLC, through December 31, 1997 (and thereafter as may be mutually agreed by Mountain Resorts and Acquisition LLC) Mountain Resorts shall provide Acquisition LLC with real estate brokerage and escrow services as required for the Mountain Resorts Business;

         (iii) Unless otherwise requested by Acquisition LLC, through December 31, 1997 (and thereafter as may be mutually agreed by Mountain Resorts and Acquisition LLC) Mountain Resorts shall provide Acquisition LLC with sufficient employees and payroll services (including payroll services for parties directly employed by Acquisition LLC) to operate the Mountain Resorts Business.

Mountain Resorts shall not be entitled to compensation for the services referred to in clauses (ii) and (iii) above, provided that Acquisition LLC shall pay or reimburse to Mountain Resorts all direct expenses incurred by Mountain Resorts in providing such services, including without limitation expenses for payroll, employment taxes, workers' compensation insurance and similar items.

         1.3.2 Liabilities of Mountain Resorts. Anything contained in this Agreement or the Ancillary Agreements to the contrary notwithstanding, except for Acquisition LLC's obligations with respect to the Assumed Liabilities, Mountain Resorts shall be and remain

                                                                   Exhibit 10.45

solely liable and responsible for all debts, obligations, duties and liabilities of Mountain Resorts and the Mountain Resorts Business prior to the Effective Date. Except as specifically provided in this Agreement with respect to the Assumed Liabilities, Acquisition LLC does not and shall not assume, agree to pay or pay any debts, obligations, duties or liabilities of any nature of Mountain Resorts or the Mountain Resorts Business or any liens or encumbrances on any of the Assets including, but not limited to, any debts, obligations, duties or liabilities relating to Mountain Resorts' employees or employee benefit plans, regardless of whether any such lien, encumbrance, debt, obligation, duty or liability arises under any contract, agreement, practice, arrangement, statute, law, ordinance, rule, regulation or otherwise.

         1.3.3 Disposition of Certain Assets and Liabilities. Except as provided in the following sentence and in Section 1.3.4, all liabilities and obligations of Mountain Resorts of any nature whatsoever outstanding as of the day prior to the Effective Date or accruing for any period prior to the Effective Date shall be paid in full or otherwise satisfied and discharged by Mountain Resorts and/or Shareholders as soon as practicable after the Effective Date, but in any event prior to the Formation Closing Date. The foregoing shall not be applicable to those specific Assumed Liabilities listed on Exhibit 1.2(b), which shall not exceed individually or in the aggregate the amounts specified in Exhibit 1.2(b). Mountain Resorts shall use its unrestricted cash on hand as of close of business on the day prior to the Effective Date to pay or provide for the payment of the liabilities referred to in this Section, but shall not liquidate or otherwise dispose of any other assets for such purpose. In the event Mountain Resorts' unrestricted cash on hand as of close of business on the day prior to the Effective Date is insufficient to pay or provide for the payment of the liabilities referred to in this Section, Shareholders shall contribute cash to Mountain Resorts in an amount sufficient to satisfy such liabilities. Mountain Resorts shall not distribute or otherwise dispose of unrestricted cash received after the close of business on the day prior to the Effective Date except in connection with the operation of the Mountain Resorts Business in the ordinary course from the Effective Date to the Formation Closing Date as contemplated by this Agreement.

         1.3.4 Transferred Unrestricted Cash, Accounts Payable and Accounts Receivable. The parties acknowledge and agree that as of May 31, 1997, the unrestricted cash on hand of Mountain Resorts was $137,192.00 (the "Unrestricted Cash") and that the Unrestricted Cash is not intended to be included in the Assets to be transferred to Acquisition LLC. The parties further acknowledge and agree that outstanding accounts payable accruing prior to the Effective Date and included within the Assumed Liabilities shall be transferred to Acquisition LLC solely as a paying agent for Mountain Resorts, and that such accounts payable will be in excess of the accounts receivable and other current assets accruing prior to the Effective Date included within the Assets. The excess of accounts payable accruing prior to the Effective Date over the accounts receivable and other current assets accruing prior to the Effective Date, as such amounts are reflected on the

                                                                   Exhibit 10.45

Closing Balance Sheet, shall be a liability of Mountain Resorts to Acquisition LLC which shall be settled at Formation Closing as hereinafter provided. At
Formation Closing, Mountain Resorts shall provide to Acquisition LLC an accounting from the Effective Date to the Closing Date of the Unrestricted Cash on hand, disposition of Unrestricted Cash, payment of accounts payable accruing prior to the Effective Date (including the source of funds used for payment), and collection of accounts receivable accruing prior to the Effective Date (including the disposition of such funds). Such accounting is referred to herein as the Closing Settlement Summary. At Formation Closing, Acquisition LLC shall reimburse to Mountain Resorts an amount equal to the Unrestricted Cash that has been transferred to Acquisition LLC or used to pay accounts payable accruing prior to the Effective Date included in the Assumed Liabilities, less the excess of accounts payable over accounts receivable as of the Effective Date. Acquisition LLC shall not be obligated to reimburse Unrestricted Cash used for Mountain Resorts' obligations not included in the Assumed Liabilities or that is otherwise used or retained by Mountain Resorts. If additional accounts payable accruing for periods prior to the Effective Date arise after Formation Closing, Mountain Resorts shall promptly pay the amount of such accounts payable to Acquisition LLC upon the request of Acquisition LLC. To the extent not paid prior to Formation Closing, Acquisition LLC shall pay the Mountain Resorts accounts payable accruing prior to the Effective Date that are included in the Assumed Liabilities. Acquisition LLC shall have no obligation with respect to any Mountain Resorts accounts payable except to the extent it receives payment therefor from Mountain Resorts as contemplated by this Section. Acquisition LLC shall be entitled to collect and retain accounts receivable and other current assets accruing prior to the Effective Date. Acquisition LLC shall use diligent efforts to collect such items in the ordinary course of business, and to the extent any such items have not been fully collected by June 1, 1998, at the request of Acquisition LLC Mountain Resorts shall pay to Acquisition LLC the full (face) amount of the uncollected item, and Acquisition LLC shall assign such items to Mountain Resorts.

         1.3.5 Line of Credit. Mountain Resorts shall maintain its operating line of credit with Norwest Bank Steamboat Springs, N.A. until the Formation Closing Date in the maximum amount of $350,000, and may, after obtaining the prior consent of Resort Group as to the amount of each draw, utilize such line of credit to fund normal and customary operating expenses of Mountain Resorts incurred in the ordinary course of business for the period from the Effective Date through the Formation Closing Date. The outstanding balance of such line of credit as of the Effective Date shall be satisfied as contemplated by Section
1.3.3. Acquisition LLC shall use best efforts to cause H. David Zabel and Patricia H. Zabel to be released as soon as practicable after the Formation Closing Date from personal liability for the Mountain Resorts operating line of credit to the extent of amounts properly drawn on such line of credit for the purposes specified in this Section for the period from the Effective Date through the Formation Closing Date, and shall cause such release to be effected no later than January 31, 1998. Acquisition LLC shall be solely

                                                                   Exhibit 10.45

responsible for repayment of amounts properly drawn on such line of credit for the period from the Effective Date through the Formation Closing Date, and thereafter.

     1.4 Ancillary Agreements. For purposes of this Agreement, the "Ancillary Agreements" shall mean and include each of the following:

         (i) The Operating Agreement referred to in Section 1.1;

         (ii) The Transfer Documents referred to in Section 1.2;

         (iii) The Purchaser Note referred to in Section 2.2.1;

         (iv) The Assignment referred to in Section 2.2.2;

         (v) The Employment Contracts referred to in Section 4.1; and

         (vi) The Noncompetition Covenants referred to in Section 4.2.

2. Purchase and Sale of Membership Interest.

     2.1 Purchase and Sale. On the terms and subject to the conditions set forth in this Agreement, at the Purchase Closing on the Purchase Closing Date, Mountain Resorts shall sell, assign, transfer and deliver to Resort Group and Resort Group shall purchase from Mountain Resorts a seventy-nine percent (79%) membership interest in Acquisition LLC, including all rights and interests associated with such membership interest and a proportionate part of Mountain Resorts' capital account associated with such membership interest (the "LLC Interest").

     2.2 Purchase Price: Transfer of LLC Interest.

         2.2.1 The full, entire purchase price for the LLC Interest that shall be paid at Purchase Closing by Resort Group to Mountain Resorts shall be One Million Five Hundred Ninety-Five Thousand Nine Hundred Fifty-Nine and 60/100 Dollars ($1,595,959.60) (the "Purchase Price"). The Purchase Price shall be paid $380,000 in currently available funds at Purchase Closing (the "Cash Portion of the Purchase Price") and $1,215,959.60 by Resort Group's promissory note in the form of Exhibit 2.2.1(a) (the "Purchaser Note") which shall be dated the Closing Date, bear interest at the rate of eight and one-half percent (8.5%) per annum, and shall be payable in sixty (60) equal monthly installments of principal and interest commencing one (1) month after the Closing Date. The Purchaser Note shall be secured by the guaranty of Robert Batinovich, the Robert Batinovich Trust UDT 2/16/90, Andrew Batinovich, the Andrew Batinovich Trust UDT 8/3/94 and Anthony E. Van Baak ("Guarantors") in the form appended to Exhibit 2.2.1(a) (the "Guaranty") and a pledge of

                                                                   Exhibit 10.45

Resort Group's interest in Acquisition LLC pursuant to a pledge agreement in the form of Exhibit 2.2.1(b) (the "Pledge").

         2.2.2  Mountain  Resorts  shall deliver to Resort Group at the Purchase
Closing on the Purchase Closing Date, concurrently with the payment of the Purchase Price, an assignment of the LLC Interest in the form of Exhibit 2.2.2 (the "Assignment"), with warranty of title, transferring the LLC Interest to Resort Group free and clear of all security interests, agreements, liens, encumbrances, pledges, claims and restrictions of any nature or kind.

         2.2.3 Acquisition LLC shall make an election pursuant to Section 754 of the Internal Revenue Code of 1986 (the "Code") to adjust the basis of Acquisition LLC's assets as a result of the purchase and sale of the LLC Interest. Such adjustment shall be made in accordance with the provisions of Code Section 754 and Code Section 743 and the regulations thereunder. To the extent permitted by Code Sections 754 and 743 and the regulations thereunder, the adjustment to basis of Acquisition LLC's assets shall be made in accordance with the following allocation of values, which the parties agree represents the fair market value of the various categories of assets of Acquisition LLC:

          Noncompetition Covenants                   $     20,000
          Association Management Contracts                 81,648
          Fixed Assets (net)                              241,808
          Goodwill (going concern value)                1,676,544

Each of the parties agrees to take any actions reasonably requested by Acquisition LLC in order to effect the adjustment to basis of Acquisition LLC's assets as contemplated by this Section.

3. Representations and Warranties.

     3.1 Representations and Warranties of Shareholders. Mountain Resorts, H. David Zabel, Patricia H. Zabel and Glen D. Zabel (who, for purposes of this
Section 3, are referred to as the "Warrantors") jointly and severally represent and warrant to Resort Group and Acquisition LLC that as of the date hereof and as of the Closing on the Closing Date that:

         3.1.1 Assets. Except for the Excluded Assets, the Assets constitute all of the assets and property of any nature, tangible or intangible, real or personal, owned or leased by Mountain Resorts in the Mountain Resorts Business. The Assets are adequate in type and quantity for the continued operation of the Mountain Resorts Business has it has historically been conducted. Mountain Resorts has, and at Formation Closing will convey to Acquisition LLC, sole and exclusive, good, merchantable and marketable, legal and

                                                                   Exhibit 10.45

beneficial title to the Assets, free and clear of any and all pledges, claims, equities, threats, liens, restrictions, agreements, leases, security interests, charges and encumbrances of any nature, excepting only the encumbrances securing the Assumed Liabilities as disclosed on Exhibit 1.2(b).

         3.1.2 LLC Interest. Mountain Resorts is the sole and exclusive record and beneficial owner of the LLC Interest and possesses good, merchantable and marketable title to the Interest. At Purchase Closing Mountain Resorts shall convey to Resort Group good, merchantable and marketable title to the LLC Interest, free and clear of any and all security interests, agreements, restrictions, claims, equities, liens, pledges and encumbrances of any nature or kind, except as set forth in the Operating Agreement. Mountain Resorts has the absolute and unconditional right to sell, assign, transfer and deliver the LLC Interest to Resort Group in accordance with the terms of this Agreement. The LLC Interest has been duly, legally and validly issued, is fully paid and nonassessable, and is not subject to capital calls or similar obligations requiring the contribution of money or property to Acquisition LLC. Delivery of the LLC Interest by Mountain Resorts to Resort Group at the Purchase Closing on the Purchase Closing Date pursuant to this Agreement will transfer to Resort Group the full and entire legal and equitable title to and ownership of a 79% membership interest in Acquisition LLC.

         3.1.3 Due Organization: Good Standing: Authority. Mountain Resorts is a corporation duly organized, validly existing as a stock corporation, and in good standing under the laws of the State of Colorado. Mountain Resorts has full right, power and authority to own its properties and assets and to carry on the Mountain Resorts Business as it has historically been conducted. Mountain Resorts is not qualified and authorized to do business in any jurisdiction other than the State of Colorado. Mountain Resorts is not in breach or violation of, and the execution, delivery and performance of this Agreement and the Ancillary Agreements to which it is a party will not result in a breach or violation of any of the provisions of its Governing Documents, as amended to the date of this Agreement.

         3.1.4 Authorization and Validity of Agreements. The Shareholders have the legal capacity, right, power and authority to enter into this Agreement and the Ancillary Agreements to which they are parties. Mountain Resorts has the full right, power and authority to execute and deliver this Agreement and the Ancillary Agreements to which it is a party and to perform the transactions contemplated thereby. The execution and delivery of this Agreement and the Ancillary Agreements by Mountain Resorts and the performance by Mountain Resorts of the transactions contemplated hereby and thereby have been duly and validly authorized by all necessary corporate and stockholder action. This Agreement has been duly executed and delivered by the Shareholders and Mountain Resorts and is the legal, valid and binding obligation of such parties, enforceable against them in accordance with its terms. The Ancillary Agreements to which any of the Shareholders or Mountain Resorts is a party, when executed and delivered by them, will be the legal valid and binding

                                                                   Exhibit 10.45

obligations of each of them, respectively, enforceable against them in accordance with their terms, except in each case as such enforceability may be limited by general principles of equity, bankruptcy, insolvency, moratorium and similar laws relating to creditors' rights generally.

         3.1.5 Transfer Obligations Options Warrants and Similar Rights and Agreements. Except for transactions contemplated by this Agreement or the Operating Agreement, there are no options, warrants, calls, subscriptions, rights, convertible securities or other securities or any commitments, agreements, arrangements or understandings of any kind or nature obligating Mountain Resorts or Acquisition LLC to directly or indirectly issue or transfer any membership interest in Acquisition LLC or any instruments or undertakings of any type convertible into or evidencing the right to purchase or otherwise acquire any membership interest in Acquisition LLC.

         3.1.6 No Subsidiaries. Etc. Except for its interest in Acquisition LLC pursuant to the Operating Agreement, Mountain Resorts does not, directly or indirectly, own any interest in or control any corporation, partnership, joint venture, or other business entity.

         3.1.7 Agreement Not in Conflict with Other Instruments; Required Approvals. The execution, delivery, and performance of this Agreement and the Ancillary Agreements to which they are parties by any of the Shareholders or Mountain Resorts, and the consummation of the transactions contemplated by this Agreement and the Ancillary Agreements to which any Shareholder or Mountain Resorts is a party will not (a) violate or require any registration, qualification, consent, approval, or filing under, (i) any law, statute, ordinance, rule or regulation (hereinafter collectively referred to as "Law") of any federal, state or local government (hereinafter collectively referred to as "Government") or any agency, bureau, commission or instrumentality of any Government ("hereinafter collectively referred to as "Governmental Agencies"), or (ii) any judgment, injunction, order, writ or decree of any court, arbitrator, Government or Governmental Agency by which any of the Shareholders or Mountain Resorts or any of their respective assets or properties is bound;
(b) conflict with, require any consent, approval, or filing under, result in the breach or termination of any provision of, constitute a default under, result in the acceleration of the performance of any of the Shareholders' or Mountain Resorts' obligations under, or result in the creation of any claim, security interest, lien, charge, or encumbrance upon any of Mountain Resorts' properties, assets, or businesses pursuant to, (i) Mountain Resorts' Governing Documents,
(ii) any indenture, mortgage, deed of trust, license, permit, approval, consent, franchise, lease, contract, or other instrument or agreement to which any of the Shareholders or Mountain Resorts is a party or by which any of the Shareholders or Mountain Resorts or any of their respective assets or properties is bound, or
(iii) any judgment, injunction, order, writ or decree of any court, arbitrator, Government or Governmental Agency by which any of the Shareholders or Mountain Resorts or any of their respective assets or properties is bound. If the consent or approval of any Person is

                                                                   Exhibit 10.45

required in order to avoid violation of the foregoing, then prior to Closing Shareholders and Mountain Resorts shall obtain or cause Mountain Resorts and/or Acquisition LLC, as applicable, to obtain, on terms satisfactory to Resort Group, the consent to or approval of the transactions contemplated by this Agreement from each Person whose consent or approval may be required (the "Consents").

         3.1.8 Conduct of Business in Compliance with Regulatory and Contractual Requirements. Mountain Resorts has conducted and is conducting Mountain Resorts Business in compliance with all applicable Laws of all Governments and Governmental Agencies. To best of knowledge, neither the real or personal properties owned, leased, operated or occupied by Mountain Resorts, nor the use, operation or maintenance thereof or the operation of the Mountain Resorts
Business,  (i) violates any Laws of any Government or  Governmental  Agency,  or
(ii) violates any restrictive or similar covenant, agreement, commitment, understanding or arrangement.

         3.1.9 Licenses: Permits; Related Approvals. Mountain Resorts possesses all licenses, permits, consents, approvals, authorizations, qualifications, and orders ("hereinafter collectively referred to as "Permits") of all Governments and Governmental Agencies lawfully required to enable Mountain Resorts to conduct the Mountain Resorts Business in all jurisdictions. All of the Permits are in full force and effect, and to best of knowledge no suspension, modification or cancellation of any of the Permits is pending or threatened.

         3.1.10 Legal Proceedings. There is no action, suit, proceeding or arbitration by any Government, Governmental Agency or other Person (i) pending to which Mountain Resorts is a party, (ii) threatened against or relating to Mountain Resorts or any of the Assets or Mountain Resorts Business, (iii) challenging Mountain Resorts' or Shareholders' right to execute, deliver, perform under or consummate the transactions contemplated by this Agreement, or
(iv) asserting any right with respect to any of the Assets or LLC Interest, and to best of knowledge there is no basis for any such action, suit, proceeding or arbitration, or any claim or investigation related to the foregoing. Warrantors are not aware of any set of facts or circumstances which give rise to any claim affecting the Assets or the conduct of the Mountain Resorts Business or the authority of Mountain Resorts or Shareholders to consummate the transactions provided for in this Agreement.

         3.1.11 Financial Statements: Undisclosed Liabilities. Correct and complete copies of Mountain Resorts' unaudited balance sheets as of December 31, 1995, December 31, 1996, and as of May 31, 1997, and Mountain Resorts' unaudited Statement of Operations and Retained Earnings for the years ended as of December 31, 1995, December 31, 1996, and for the period ended May 31, 1997 (hereinafter collectively referred to as the "Financial Statements") have been provided to Resort Group. The Financial Statements are in accordance with the books and records of Mountain Resorts, are true, correct and complete in all material respects and accurately present Mountain Resorts' financial position as of the

                                                                   Exhibit 10.45

dates set forth therein and the results of Mountain Resorts' operations for the periods then ended, all in conformity with generally accepted accounting principles applied on a consistent basis during each period and on a basis consistent with that of prior periods. Except (i) as disclosed in the Financial Statements, and (ii) as disclosed in this Agreement, Mountain Resorts has no liabilities or obligations of any nature or kind, known or unknown, whether accrued, absolute, contingent, or otherwise. To best of knowledge, there is no basis for assertion against Mountain Resorts of any claim, liability or obligation not fully disclosed in the Financial Statements. All prepaid items set forth in Mountain Resorts' Financial Statements have been properly accrued. The representations and warranties in this Section shall also apply with respect to the Closing Balance Sheet and Closing Settlement Summary prepared by Mountain Resorts for Closing.

         3.1.12 Tax Matters. Mountain Resorts has duly and timely filed with all appropriate Governmental Agencies, all tax returns, information returns, and reports required to be filed by Mountain Resorts. Except for accruals for payroll taxes payable as set forth in Mountain Resorts' Balance Sheet as of May 31, 1997 (the "Accrued Taxes"), Mountain Resorts has paid in full all taxes (including taxes withheld from employees' salaries and other withholding taxes and obligations), interest, penalties, assessments and deficiencies owed by Mountain Resorts to all taxing authorities. Complete and correct copies of the income tax returns of Mountain Resorts for Mountain Resorts' three fiscal years ending December 31, 1994, December 31, 1995, and December 31, 1996, as filed by Mountain Resorts with the Internal Revenue Service (the "IRS") and all state taxing authorities (collectively, the "Returns") have been provided to Resort Group. The Returns of Mountain Resorts for the five (5) most recent taxable years have not been audited by any taxing authority, and Mountain Resorts is not a party to any consents, agreements or similar undertakings with the IRS or any other taxing authority. All information reported on the Returns is true, accurate and complete in all material respects. All claims by the IRS or any state taxing authorities for taxes due and payable by Mountain Resorts have been paid by Mountain Resorts. The provisions for the Accrued Taxes are adequate for the payment of all of Mountain Resorts' liabilities for unpaid taxes (whether or not disputed). All federal income tax returns required to be filed by Mountain Resorts have either been examined by the IRS, or the period during which any assessments may be made by the IRS has expired without waiver or extension for all years through Mountain Resorts' fiscal year ended December 31, 1993, and any deficiencies or assessments claimed or made have been paid, settled, or fully provided for in the Financial Statements. Mountain Resorts has not adopted a plan of complete liquidation under the Internal Revenue Code of 1954, as amended (the "Code"), or filed a consent pursuant to Section 341 of the Code. Mountain Resorts is not a party to, and is not aware of, any pending or threatened action, suit, proceeding, or assessment against it for the collection of taxes by any Governmental Agency.

         3.1.13 Real Property. Except for Condominium Unit E-102, Shadow Run Condominiums, which is owned by Mountain Resorts and included in the Assets and the six

                                                                   Exhibit 10.45

(6) Norwegian Log Condominium Units included within the Excluded Assets, Mountain Resorts does not own any real estate.

         3.1.14  Condition  of  Personal  Property.  Attached  hereto as Exhibit
3.1.14 is a true, correct and complete list of each item of personal property owned by Mountain Resorts or used in the Mountain Resorts Business with a current replacement cost of $500.00 or more, including, but not limited to, all equipment, machinery and fixtures, indicating whether it is owned or the manner in which the Personal Property is otherwise utilized by Mountain Resorts. Such items, together with all other personal property owned by Mountain Resorts or used in the Mountain Resorts Business is referred to collectively as the "Personal Property" and is included in the Assets. Mountain Resorts has sole and exclusive, good and merchantable title to all of the Personal Property owned by it, free and clear of all pledges, claims, liens, restrictions, security interests, charges and other encumbrances, except as disclosed on Exhibit
3.1.14. The Personal Property is adequate in type and quantity for the continuation of the Mountain Resorts Business as it has historically been conducted. There is no warranty as to the repair or condition of the Personal Property, which shall be transferred to Acquisition LLC in "AS IS" condition.

         3.1.15 Management Contracts. Attached hereto as Exhibit 3.1.15(a) is a true, correct and complete list of all property rental management, property management and association management contracts under which Mountain Resorts is providing property rental management, property management or association management services (collectively, the "Management Contracts"). Representative samples of Mountain Resorts' property rental management contracts have been provided to Resort Group, and correct and complete copies of all property management and association management contracts have been provided to Resort Group. The date by which each association that is a party to an association management contract may determine not to renew its contract with Mountain Resorts is set forth on Exhibit 3.1.15(a). Each of the Management Contracts is in full force and effect, is valid and binding upon each of the parties thereto and is fully enforceable by Mountain Resorts against the other party thereto in accordance with its terms. Neither Shareholders nor Mountain Resorts has any notice of, or any reason to believe that there is or has been any actual, threatened or contemplated, termination, nonrenewal or modification of any of the Management Contracts, except that the Promontory Condominium Association has declined to renew its contract. Except as otherwise provided below with respect to nonrenewal of association management contracts as a result of improper financial administration, there is no warranty of renewal or retention of the Management Contracts beyond their current terms. The Management Contracts have been administered and accounted for by Mountain Resorts properly and in accordance with their terms, and no party to any of the Management Contracts is in breach of or in default thereunder, nor has any event occurred which, with the lapse of time, notice or election, may become a breach or default by Mountain Resorts or any other party to or under any of the Management Contracts. The execution, acknowledgement, sealing, delivery and performance

                                                                   Exhibit 10.45

of this Agreement by the Shareholders and the consummation of the transactions contemplated by this Agreement (i) will not result in the breach or termination of or constitute a default under any Management Contract, (ii) does not require the consent of any party to a Management Contract, or any other Person for whose benefit a Management Contract was executed, and (iii) will not give any such party or Person the right to terminate any Management Contract. Except as otherwise disclosed on Exhibit 3.1.15(b), all payments required to be made pursuant to the Management Contracts by parties to the Management Contracts, and other Persons for whose benefit Management Contracts were executed, have been paid in full through May 31, 1997. All amounts payable pursuant to the Management Contracts and that accrue for any period prior to the Effective Date shall be paid by Mountain Resorts pursuant to Section 1.3.3. Without limiting the generality of the foregoing, it shall be a breach of the warranty set forth in this Section if (i) any Mountain Resorts association management contract is not renewed after the Effective Date for the express reason that Mountain Resorts, prior to the Closing, failed to comply with its financial obligations pursuant to such contract and Acquisition LLC reasonably determines there is a basis for such claim, or (ii) any association management contract of Mountain Resorts is terminated prior to its next scheduled renewal date on the basis that such contract was not assignable to Acquisition LLC or as a result of a breach of such contract by Mountain Resorts prior to Closing. The Management Contracts are in compliance with all applicable Laws of all Governments and Governmental Agencies. All deposits and escrowed funds held pursuant to the Management Contracts as of May 31, 1997 are properly accounted for and are reflected on the Financial Statements dated May 31, 1997 as: 1120 Cash in escrow; 1122 Cash in escrow; 1123 Cash in escrow - Cds; and 1128 Cash in escrow - security deposits.

         3.1.16 Service Agreements. Except for the Operator Services Agreement dated July 7, 1992 with AMI, a License Agreement with First Resorts for reservation system software, and the yearly contracts with Steamboat Central Reservations for reservation services (collectively, the "Service Contracts"), there are no contracts or agreements under which third parties have contracted with Mountain Resorts to provide services and/or supplies to Mountain Resorts.

         3.1.17 Contracts Licenses. and Other Agreements. Mountain Resorts is not a party to any contracts, licenses, permits or other agreements except the Management Contracts, the Service Contracts, and the items referred to in this
Section 3.1.17. Regarding the contracts, licenses, permits and other agreements of Mountain Resorts:

         3.1.17.1 The only leases relating to real property to which Mountain Resorts is a party are:

              Office Lease. Lease of approximately 5,000 square feet of office space at 2145 Resort Drive, Suite 100. Lessor is First National Land Company. Lease expires November 30, 1998, with option to extend for three (3) years.

                                                                   Exhibit 10.45

              Laundry Lease. Lease of approximately 1,500 square feet of laundry space in Building C, Big Country Industrial Park, 1475 South Lincoln. Lessor is Ski Country Kitchens. Lease expires May 1, 1998; notice of nonrenewal has been given.

              3.1.17.2 Mountain Resorts is not a party to any lease of personal property.

              3.1.17.3 Mountain Resorts is not a party to any license, franchise, assignment or other agreement relating to trademarks, trade names, patents, copyrights, service marks (or applications therefor), unpatented designs or styles, know-how or technical assistance.

              3.1.17.4 No Permits are required for the operation of Mountain Resorts' business other than a Colorado real estate broker's license and State of Colorado and City of Steamboat Springs sales tax licenses, all of which have been obtained by Mountain Resorts and are in full force and effect.

              3.1.17.5 Except for (i) that certain Employment Agreement dated May 29, 1997, between Mountain Resorts and Greg Fritz (the "Fritz Employment Agreement"), and (ii) that certain Settlement Agreement and Mutual Release and Supplementary Agreement dated August 28, 1996, between Lana LeChabrier, d/b/a The Thor Trust Company, The Terraces Development Group, L.L.C., Jon Peddie, Robert S. Dick, Terraces Condominium Owners Association and Mountain Resorts, Inc., there are no employment, compensation or consulting agreements, contracts, understandings or arrangements of Mountain Resorts with any officer, director, employee, broker, agent, consultant, salesman or other Person.

              3.1.17.6 There are no agreements of Mountain Resorts for the purchase, sale or lease of goods, materials, supplies, machinery, equipment, capital assets and services.

              3.1.17.7 Except for the Service Contracts, Mountain Resorts has no agreements and arrangements with any supplier, distributor, franchisor or dealer. Mountain Resorts pays commissions and fees to various wholesale reservation agents under its "preferred customer" program (two of which are pursuant to written contract), travel agents, etc.

              3.1.17.8 Exhibit 3.1.17.8 contains a true, correct and complete list of all agreements and arrangements of Mountain Resorts for the borrowing or lending of money, on a secured or unsecured basis, or guaranteeing, indemnifying or otherwise becoming liable for the obligations or liabilities of any other Person.

                                                                   Exhibit 10.45

              3.1.17.9 There are no agreements and arrangements or other obligations of Mountain Resorts for the construction, modification or improvement of any building or structure having a cost in excess of $5,000.00, or the incurrence of any other capital expenditure involving payments in excess of $5,000.00, including commitments with respect to managed properties but excluding commitments which Mountain Resorts has no obligation to fund, in whole or in part.

              3.1.17.10 Exhibit 3.1.17.10 contains a true, correct and complete list of all agreements and understandings of Mountain Resorts other than those referenced in Sections 3.1.17.1 through 3.1.17.9 which are material in nature, involve the payment or receipt, in any 12-month period, of more than $1,000.00, or have a term of more than twelve (12) months.

The Service Contracts and each of the agreements, arrangements and understandings referred to in Sections 3.1.17.1 through 3.1.17.10 (hereinafter collectively referred to as the "Commitments") is in full force and effect, is valid and binding upon each of the parties thereto and is fully enforceable by Mountain Resorts against the other party thereto in accordance with its terms. Correct and complete copies of each of the Commitments (or where they are oral, true, correct and complete written summaries) have been provided to Resort Group. Neither Shareholders nor Mountain Resorts has any notice of, or any reason to believe that there is or has been any actual, threatened or contemplated termination or modification of any of the Commitments. No party to any of the Commitments is in breach of or in default thereunder, nor has any event occurred which, with the lapse of time, notice or election, may become a breach or default by Mountain Resorts or any other party to or under any of the Commitments. Mountain Resorts has the right to quiet enjoyment of all real properties leased to it for the full term of the lease thereof. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated by this Agreement (i) will not result in the breach or termination of or constitute a default under any Commitment, (ii) does not require the consent of any party to any of the Commitments, and (iii) will not give any such party the right to terminate any of the Commitments. All payments required to be made by Shareholders, Mountain Resorts or any other party to any of the Commitments pursuant to any of the Commitments have been paid in full through May 31, 1997. The Commitments are in compliance with all applicable Laws of all Governments and Governmental Agencies and there are no Laws of any Government or Governmental Agencies, actions, suits, proceedings, arbitrations, orders, writs, or decrees in any such case existing or proposed, which adversely affect or might adversely affect Mountain Resorts' rights under any of the Commitments.

              3.1.18 Insurance. Attached hereto as Exhibit 3.1.18(a) is a true, correct and complete list of all insurance policies of Mountain Resorts, setting forth with respect to each policy the name of the insurer, a description of the policy, the dollar amount of coverages, the amount of the premium, the date through which all premiums have been paid, and the

                                                                   Exhibit 10.45

expiration date. Each insurance policy relating to the insurance  referred to in
Exhibit 3.1.18(a) is in full force and effect, is valid and enforceable, and Mountain Resorts is not in breach of or in default under any such policy. Neither Shareholders nor Mountain Resorts has any notice of or any reason to believe that there is or has been any actual, threatened, or contemplated termination or cancellation of any insurance policy relating to the insurance referred to in Exhibit 3.1.18(a). Attached hereto as Exhibit 3.1.18(b) is a true, correct and complete list and summary of all claims which have been made under each insurance policy relating to the insurance referred to in Exhibit 3.1.18(a). Mountain Resorts has not failed to give any notice or to present any claim under any insurance policy in a due and timely fashion.

         3.1.19 Employment Matters.

              3.1.19.1 None of the Mountain Resorts employees are covered by a collective bargaining agreement or, to the best of knowledge, are represented by a labor organization, and no petition for representation concerning any of Mountain Resorts' employees has been filed with the National Labor Relations Board; neither Mountain Resorts nor Shareholders are aware of any union organizational activity and have no reason to believe that any such activity is being contemplated. Neither Mountain Resorts nor Shareholders have engaged in any unfair labor practice.

              3.1.19.2 Mountain Resorts is not in violation of applicable equal employment opportunity, wage and hour or any other Laws of any Government or Governmental Agency relating to employment. There are no active, pending, or threatened administrative or judicial proceedings under any Laws of any Government or Governmental Agency relating to current or former Mountain Resorts employees, and there are no claims, charges, or employment-related suits or controversies which have occurred within the last five (5) years or are presently pending or threatened under any employment related Laws of any Government or Governmental Agency. Mountain Resorts is not subject to any judgments, decrees, conciliation agreements or settlement agreements concerning employment-related matters.

              3.1.19.3 Except for the Fritz Employment Agreement, Mountain Resorts has not entered into any employment agreements with any of its employees, and all employees may be terminated at will. Mountain Resorts has no contractual obligation or special termination or severance arrangement in respect of any Mountain Resorts employee. There are no present or future obligations to any person who is or has been employed by Mountain Resorts under any retirement plan or deferred compensation program or arrangement and there is no provision of any agreement or arrangement with any of the Mountain Resorts employees, or any other legal or contractual requirement, which would obligate Mountain Resorts to continue to employ any employee.

                                                                   Exhibit 10.45

              3.1.19.4 Mountain Resorts has paid all wages, bonuses, commissions and other benefits and sums due (and all required taxes, insurance, social security and withholding thereon) through the Closing Date.

              3.1.19.5 Mountain Resorts has maintained in effect all insurance policies and other employee benefits covering any employee claims incurred through the date of this Agreement and the Closing Date.

              3.1.19.6 Exhibit 3.1.19.6 sets forth each Mountain Resorts employee's date of hire, position, present salary, amount of bonus paid in the past year, and announced termination date (if any). Mountain Resorts has provided Resort Group with access to the personnel files and employment records of all Mountain Resorts Employees.

              3.1.19.7 Except for the Mountain Resorts, Inc. Saving Plan administered by the Principal Financial Group (annuity #4-13919) (the "Plan"), Mountain Resorts does not now nor has it ever established, maintained or contributed to any employee plan or practice in which any of its employees have participated or are subject (including, but not limited to, any employee pension plan or employee benefit plan as such terms are defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA") but excluding the payment of current cash compensation). The Plan is not a multi-employer plan, as that term is defined in Section 4001(a)(3) of ERISA. No employer other than Mountain Resorts now contributes to or has ever contributed to the Plan, and the Plan is in full force and effect and Mountain Resorts is not and on the Closing Date will not be in default in any manner thereunder. The Plan may be amended or terminated by Mountain Resorts at its option. To the best of knowledge:

              (i) Mountain Resorts and its fiduciaries and administrators of the Plan have at all times complied with all provisions of the Plan and applicable law (including without limitation the provisions of ERISA) in operating and dealing with the Plan

              (ii) The Plan complies with the Internal Revenue Code of 1986, as amended (the "Code"), and has been established or amended to comply with the provisions of the Code and ERISA as in effect as on the date of this Agreement;

              (iii) The Plan has no "accumulated funding deficiency" as that term is defined in Section 412 of the Code; (iv) No fiduciary or party in interest (as those terms are defined in Section 3(21)(A) and (3)(14) of ERISA, respectively) has engaged in any "prohibited transaction" (as that term is defined in Section 406 of ERISA or Section 4975 of the
         Code) with respect to the Plan;

                                                                   Exhibit 10.45

              (v) No "reportable event" (as that term is defined in Section 4043 of ERISA) has occurred with respect to the Plan;

              (vi) No liability to the Pensions Benefit Guarantee Corporation (except for premiums which are not delinquent) or to any other person or entity has been incurred or expected to be incurred by Mountain Resorts with respect to the Plan. All reports and returns required to be filed with any Governmental Agency with respect to the Plan have been timely and accurately filed. No Governmental Agency has conducted an audit or investigation or made an assessment of taxes or penalties in respect to the Plan. The Plan does not have any liability to any participant or beneficiary, except accrued liability, payment of which is not due under the Plan.

         3.1.20 Patents: Trademarks: Related Contracts. Mountain Resorts has no patents, trademarks, trade names, or trademark or trade name registrations, service marks, and copyrights or copyright registrations (the "Proprietary Rights"). To best of knowledge, Mountain Resorts has not infringed and is not infringing upon any patent, trademark, trade name, or trademark or trade name registration, service mark, copyright, or copyright registration of any other Person.

         3.1.21 Books and Records: Fiscal Year: Method of Accounting. Mountain Resorts has made available to Resort Group all of its tax, accounting, corporate and financial books and records. The books and records pertaining to Mountain Resorts' business made available to Resort Group are true, correct and complete in all material respects, have been maintained on a current basis, and fairly reflect the basis for Mountain Resorts' financial condition and results of operations as set forth in the Financial Statements. Mountain Resorts has consistently used the fiscal year ended December 31 as its taxable year, and has consistently used the accrual method as its method of accounting for tax purposes.

         3.1.22 Bank Accounts and Safe Deposit Arrangements.  Attached hereto as
Exhibit 3.1.22 is a true, correct and complete list of each checking account, savings account and other bank account and safe deposit box maintained by Mountain Resorts, and the names of all persons authorized to withdraw funds or other property from, or otherwise deal with, such accounts and safe deposit boxes.

         3.1.23 Absence of Certain Changes or Events. Since May 31, 1997, Mountain Resorts has not

              3.1.23.1  Incurred  any  indebtedness,   obligation  or  liability
(contingent or otherwise), except normal trade or business obligations incurred in the ordinary course of its business, and except the Villas Contract.

                                                                   Exhibit 10.45

              3.1.23.2 Discharged or satisfied any security interest, lien or encumbrance or paid any indebtedness, obligation or liability (contingent or otherwise), except (a) current liabilities and (b) scheduled payments pursuant to obligations under contracts, agreements, or leases referred to in Sections
3.1.17.1 through 3.1.17.10 hereto.

              3.1.23.3  Mortgaged,   pledged,  or  subjected  to  lien,  charge,
security interest, or other encumbrance any of its assets or properties.

              3.1.23.4 Sold, assigned, transferred, leased, disposed of, or agreed to sell, assign, transfer, lease, or dispose of, any of its assets or properties.

              3.1.23.5 Acquired or leased any assets or property of any other Person.

              3.1.23.6 Canceled or compromised any debt or claim.

              3.1.23.7 Waived or released any rights.

              3.1.23.8 Transferred or granted any rights with respect to know-how or any rights existing under any leases, licenses, agreements, inventions, or any of the Proprietary Rights.

              3.1.23.9 Except for salary increases for nonmanagement employees in the ordinary course of business, granted or made any contract, agreement, promise or commitment to grant any wage, salary or employee benefit increase to, or entered into any employment contract, bonus, stock option, profit sharing, pension, incentive, retirement or other similar arrangement or plan with, any officer, employee or other Person. Employment turnover occurs and Mountain Resorts will continue to hire and terminate employees in the ordinary course of its business, but all employees will be hired as an "employee at will" unless otherwise disclosed and approved by Resort Group.

              3.1.23.10 Entered into any collective bargaining agreement or made any commitment or incurred any liability to any labor organization.

              3.1.23.11 Made any capital expenditure in excess of $5,000.00 or entered into any commitment therefor.

              3.1.23.12 Suffered any casualty loss or damage, whether or not such loss or damage is or was covered by insurance.

              3.1.23.13 Suffered any adverse change in its operations, earnings, assets, liabilities, properties, or business or in its condition (financial or otherwise).

                                                                   Exhibit 10.45

              3.1.23.14 Changed the nature of its business or its method of accounting

              3.1.23.15 Other than in the ordinary course of business, entered into any transaction. contract or commitment.

              3.1.23.16 Terminated or modified,  or agreed to the termination or modification of, any Management Contract or any of the Commitments, except in the ordinary course of business. It is acknowledged that property rental management contracts are routinely acquired and/or terminated in the ordinary course of the business. Mountain Resorts has not terminated or modified any association management contract, except that the Promontory Condominium Association chose not to renew its contract.

              3.1.23.17 Suffered a loss of any supplier or suppliers, which loss (individually or in the aggregate) has had, or may have, an adverse effect on its financial condition, results of operations, business, or prospects.

              3.1.23.18 Suffered any material adverse change in its assets or liabilities, in its condition, financial or otherwise, or in its business, properties, earnings or net worth.

              3.1.23.19 Amended, revoked or terminated its Governing Documents in any respect, except as authorized pursuant to Section 1.1(iv).

         3.1.24 Insider Transactions. Except as disclosed on Exhibit 3.1.24, there are no indebtedness or other obligations, agreements, undertakings, liabilities or commitments (contingent or otherwise) of Mountain Resorts to or from any past or present officer, director, member, stockholder or any Person related to, controlling, controlled by or under common control with any of the foregoing.

         3.1.25 Adverse Conditions. Shareholders and Mountain Resorts have no knowledge of any present condition, state of facts or circumstances which has affected or may affect adversely the Assets, Assumed Liabilities or Mountain Resorts Business or prevent Acquisition LLC from carrying on the Mountain Resorts Business.

         3.1.26 Full Disclosure. This Agreement (including the Exhibits hereto) does not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements contained herein not misleading. There is no fact known to Shareholders or Mountain Resorts which is not disclosed in this Agreement which materially adversely affects the accuracy of the representations and warranties contained in this Agreement or Mountain Resorts' financial condition, results of operations, business, or prospects.

                                                                   Exhibit 10.45

         3.1.27 Negotiations with Other Persons. Shareholders will not, and will not permit Mountain Resorts to, initiate, encourage the initiation by others, or participate in any discussions or negotiations with any other Persons relating to the sale or other disposition of any of the capital stock of Mountain Resorts or any assets of Mountain Resorts, and will promptly notify the Purchaser if any Person initiates such discussions or negotiations with them or Mountain Resorts.

         3.1.28 No Brokerage. Neither Mountain Resorts nor Shareholders have incurred any obligation or liability, contingent or otherwise, for brokerage fees, finder's fees, agent's commissions, or the like in connection with this Agreement or the transactions contemplated hereby.

     3.2  Representations   and  Warranties  of  the  Purchaser.   Resort  Group
represents and warrants to Mountain Resorts and Shareholders that:

         3.2.1 Due Organization: Good Standing: Power. Resort Group is a limited liability company validly existing and in good standing under the laws of the State of Colorado. Resort Group has all requisite corporate power to enter into this Agreement and to perform its obligations hereunder.

         3.2.2 Authorization and Validity of Documents. The execution, delivery and performance of this Agreement by Resort Group, and the consummation by Resort Group of the transactions contemplated hereby, have been duly and validly authorized by Resort Group. This Agreement has been duly executed and delivered by Resort Group and is a legal, valid, and binding obligation of Resort Group, enforceable against Resort Group in accordance with its terms, except as such enforceability may be limited by general principles of equity, bankruptcy, insolvency, moratorium and similar laws relating to creditors rights generally.

         3.2.3 No Brokerage. Resort Group has not incurred any obligation or liability, contingent or otherwise, for brokerage fees, finder's fees, agent's commissions, or the like in connection with this Agreement or the transactions contemplated hereby.

         3.2.4 Authority of Anthony E. Van Baak. Anthony E. Van Baak has been duly authorized by all requisite action to act on behalf of Resort Group in the negotiation of and execution of this Agreement and to represent Guarantors' agreement to guarantee the Purchaser Note.

         3.2.5 Financial Statements. Correct and complete copies of the personal financial statements of each of Robert Batinovich dated July 7, 1997 (which include assets held in the Robert Batinovich Trust UDT 2/16/90), the Andrew Batinovich Trust UDT 8/3/94 dated March 31, 1997 and June 30, 1997, and Anthony
E. Van Baak dated April 30,

                                                                   Exhibit 10.45

1997, have been provided to Mountain Resorts. Such financial statements are true and correct in all material respects as of the dates thereof, and there has been no material adverse change in the financial condition of either of the Guarantors to the date of this Agreement.

         3.2.6 Full Disclosure. This Agreement (including the Exhibits hereto) does not contain any untrue statement of any material fact with respect to Resort Group or Guarantors or omit to state any material fact with respect to Resort Group or Guarantors necessary to make statements contained herein not misleading.

         3.2.7 Agreement Not in Conflict. Neither Resort Group nor any of the Guarantors is a party to any contract, agreement or other obligation prohibiting the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby.

         3.2.8 Legal Proceedings. There is no action, suit, proceeding or arbitration by any Government, Governmental Agency or other Person (i) pending to which Resort Group is a party, (ii) threatened against or relating to Resort Group, or (iii) challenging Resort Group's or Guarantors' right to execute, deliver, perform under or consummate the transactions contemplated by this Agreement. Resort Group is not aware of any set of facts or circumstances which give rise to any claim affecting the authority of Resort Group or Guarantors to consummate the transactions provided for in this Agreement.

         3.2.9 Investment Intent. Resort Group is acquiring the LLC Interest for investment only, for Resort Group's own account, and not with a view to, for offer for sale or for sale in connection with, the distribution or transfer thereof, and the LLC Interest is not being purchased for the subdivision or fractionalization thereof. Resort Group has no contract, undertaking, agreement or arrangement with any Person to sell, hypothecate, donate or otherwise transfer (with or without consideration) to any Person any of the LLC Interest which Resort Group is acquiring hereunder, and Resort Group has no present plans or intention to enter into any such contract, undertaking, agreement or arrangement.

4. Employment Contracts and Noncompetition Covenants.

     4.1 Employment Contracts. At the Formation Closing Acquisition LLC shall enter into Employment Contracts with H. David Zabel, Glen D. Zabel and Alice T. Klauzer in the form of Exhibits 4.1(a), 4.1(b) and 4.1(c), respectively (the "Employment Contracts"). The parties to the Employment Contracts agree to abide by the terms of their respective Employment Contracts in operating the Mountain Resorts Business from the Effective Date to the Closing Date and thereafter.

                                                                   Exhibit 10.45

     4.2 Noncompetition Covenants. The parties acknowledge and agree that the primary purpose and intent of this Agreement is to transfer the Mountain Resorts Business and all existing and future goodwill associated therewith to Acquisition LLC. The parties further acknowledge and agree that Mountain Resorts, H. David Zabel, Glen D. Zabel and Alice T. Klauzer have, and by virtue of their employment with Acquisition LLC will continue to possess and develop, personal contacts and relationships with Mountain Resorts' clients, customers, suppliers, agents and others having business relationships with Mountain Resorts and Acquisition LLC, all of which are intended to inure to the benefit of Acquisition LLC. Accordingly, at Formation Closing Mountain Resorts, H. David Zabel and Patricia H. Zabel (collectively), Glen D. Zabel and Alice T. Klauzer shall enter into noncompetition agreements with Acquisition LLC and Resort Group (the "Noncompetition Covenants"). The Noncompetition Covenants with Glen D.
Zabel and Alice T. Klauzer are contained in their respective Employment Agreements. The Noncompetition Covenants with Mountain Resorts, Inc., H. David Zabel and Patricia H. Zabel are in the form of Exhibits 4.2(a) and 4.2(b), respectively. The consideration for the Noncompetition Covenants shall be $5,000.00 each, payable by Acquisition LLC at the Formation Closing.

5. Additional Covenants of the Parties.

     5.1 Affirmative Covenants of Mountain Resorts and Shareholders. Without limiting any other provision of this Agreement, Mountain Resorts and Shareholders, jointly and severally, covenant, promise and agree that from the date hereof and until the Closing Mountain Resorts and the Shareholders shall:

         5.1.1 Continue to operate the Mountain Resorts Business diligently, consistent with past practices and consistent with this Agreement, and not take any action, omit to take any action, or engage in any transaction other than in acts or transactions in the ordinary course of business, as such business has been operated historically, but subject to and in accordance with the provisions of this Agreement and the Employment Contracts.

         5.1.2 Preserve the Assets and the Mountain Resorts Business and preserve the relationship of the business with suppliers, customers, banking institutions and others.

         5.1.3 Maintain and continue normal and usual maintenance, repair and replacement of the Assets of Mountain Resorts.

         5.1.4 Perform the Management Contracts, Assumed Liabilities, Permits, Service Contracts and Commitments in accordance with their terms, and not modify, amend, extend or renew any of such items (except renewals of Management Contracts in the ordinary course of business) without the prior consent of Resort Group.

                                                                   Exhibit 10.45

         5.1.5 Pay or provide for payment of all sales, use, personal property, social security, withholding, payroll, unemployment compensation, income and other taxes, assessments, fees and public charges due and payable by Mountain Resorts in respect of its business through the Closing Date and any portion thereof applicable to any period prior to the Closing Date.

         5.1.6 Pay all wages, bonuses, commissions and other employment benefits and sums (and all required taxes, insurance and withholding thereon), including all accrued vacation, accrued sick leave, accrued benefits and accrued payments (and pro rata accruals for a portion of a year) due to Mountain Resorts' employees through the Closing Date.

         5.1.7 Maintain in effect all insurance policies and other employee benefits covering any employee claims which may be incurred through the Closing Date.

         5.1.8 Fully perform and comply with all covenants, promises and agreements hereunder which are required to be performed or complied with by Mountain Resorts and/or Shareholders prior to or at the Closing.

         5.1.9 Exert their best efforts to prevent the occurrence of any event which could result in any of Mountain Resort's and/or Shareholders' representations and warranties contained in this Agreement not being true and correct at or as of the time immediately after the occurrence of such event, and promptly notify Resort Group of the occurrence of any event or the discovery of any fact which would cause any of their covenants, promises and agreements to be breached or violated or any of their representations and warranties to become not true and correct or which could interfere with or prevent the consummation of the transactions contemplated hereby.

         5.1.10 Not apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of Mountain Resorts or any Shareholder or any of their respective property, make a general assignment for the benefit of creditors, or file a petition for relief under Title 11 of the United States Code or any similar federal or state statute.

         5.1.11 (i) Provide Resort Group and its representatives with full access during normal business hours to all of Mountain Resorts' properties, assets and records, (ii) provide Resort Group and its representatives with such financial and operating data and other information with respect to the Mountain Resorts Business and properties as Resort Group shall from time to time request, and (iii) permit Resort Group and its representatives to consult with Shareholders and Greg Fritz. Resort Group agrees to not contact any other representatives, agents or employees of Mountain Resorts without the prior consent of Mountain Resorts, which consent shall not be unreasonably withheld.

                                                                   Exhibit 10.45

         5.1.12 Take none of the actions described in Section 3.1.23 of this Agreement or any action which is or would cause a violation of any Laws of any Governments or Governmental Agencies.

         5.1.13 Provide to Resort Group updated Exhibits to this Agreement promptly after any event or occurrence which may cause any of the Exhibits to this Agreement to be incorrect or incomplete in any respect, and promptly notify Resort Group of any material adverse change in Mountain Resorts, its business, assets or properties.

     5.2 Affirmative Covenants of Resort Group. Without limiting any other provision of this Agreement, Resort Group covenants, promises and agrees that from the date hereof and until the Closing it shall:

         5.2.1 Fully perform and comply with all covenants, promises and agreements hereunder which are required to be performed or complied with by Resort Group prior to or at the Closing.

         5.2.3 Exert its best efforts to prevent the occurrence of any event which could result in any of Resort Group's representations and warranties contained in this Agreement not being true and correct at or as of the time immediately after the occurrence of such event, and promptly notify Mountain Resorts of the occurrence of any event or the discovery of any fact which would cause any of their covenants, promises and agreements to be breached or violated or any of their representations and warranties to become not true and correct or which could interfere with or prevent the consummation of the transactions contemplated hereby.

         5.2.4 Promptly notify Mountain Resorts of any material adverse change in Resort Group's business, assets or properties or any material adverse change in the financial condition of the Guarantors.

     5.4 Confidential Information. Mountain Resorts and Shareholders on the one hand, and Resort Group on the other hand, each acknowledge that in the course of the transaction contemplated by this Agreement it may receive from the other information that is of a confidential or proprietary nature ("Confidential Information"). Each party agrees to hold such Confidential Information in the strictest confidence and agrees that all Confidential Information received by it from another party shall not at any time or in any manner be utilized for its advantage or disclosed by it to third parties except as the disclosing party may otherwise agree or as required by law. The parties agree to restrict access to Confidential Information to those of their representatives or agents directly participating in the decision-making process with regard to the transaction contemplated by this Agreement and who acknowledge this restriction on the use of Confidential Information. In the event that the transaction contemplated by this Agreement is not consummated, any

                                                                   Exhibit 10.45

party who has received Confidential Information will, at the request of the party providing such information, return the Confidential Information and certify that it has destroyed all copies of such information.

6. Closing.

     6.1 Formation Closing. The closing of the formation of Acquisition LLC (including the transfer of the Assets, Assumed Liabilities and Mountain Resorts Business to Acquisition LLC along with the initial capital contribution by Resort Group as contemplated by Section 1 of this Agreement) is referred to throughout this Agreement as the "Formation Closing." The Formation Closing shall take place at Weiss, Van Scoyk & Coe, LLP, Steamboat Springs, Colorado, at 1:00 p.m. on August 1, 1997. The time, place and date of the Formation Closing are referred to throughout this Agreement as the "Formation Closing Date." Without limiting any other provision of this Agreement, at the Formation Closing the following shall occur:

         (i) The Assets shall be assigned, transferred and delivered to Acquisition LLC by the execution and delivery of the Transfer Documents;

         (ii) Resort Group shall pay $20,200 to Acquisition LLC ($20,000 of which may be applied to the payments referenced in subsection (vi) below;

         (iii) Acquisition LLC shall assume the payment of the Assumed Liabilities;

         (iv) Mountain Resorts and Resort Group shall enter into the Operating Agreement;

         (v) Acquisition LLC, on one hand, and H. David Zabel, Glen D. Zabel and Alice T. Klauzer, on the other hand, shall enter into the Employment Contracts; and (vi) Acquisition LLC, on one hand, and Mountain Resorts, H. David Zabel and Patricia H. Zabel (collectively), Glen D. Zabel and Alice
     T. Klauzer, respectively, on the other hand, shall enter into the Noncompetition Agreements, and in consideration therefor Acquisition LLC shall pay $5,000 to each of Mountain Resorts, H. David Zabel and Patricia
     H. Zabel (collectively), Glen D. Zabel and Alice T. Klauzer.

     6.2 Purchase Closing. The closing of the purchase and sale of the LLC Interest from Mountain Resorts to Resort Group as contemplated by Section 2 of this Agreement is referred to throughout this Agreement as the "Purchase Closing." The Purchase Closing

                                                                   Exhibit 10.45

shall take place at Weiss, Van Scoyk & Coe, LLP, Steamboat Springs, Colorado, at 3:00 p.m. on August 1, 1997. The time, place and date of the Purchase Closing are referred to throughout this Agreement as the "Purchase Closing Date." Without limiting any other provision of this Agreement, at the Purchase Closing the following shall occur:

         (i) Resort Group shall deliver to Mountain Resorts the Cash Portion of the Purchase Price in currently available funds;

         (ii) Resort Group shall deliver to Mountain Resorts the Purchaser Note, including the Guaranty and the Pledge;

         (iii) Mountain Resorts shall deliver to Resort Group the Assignment;

         (iv) Robert Batinovich, the Robert Batinovich Trust UDT 2/16/90, Andrew Batinovich and the Andrew Batinovich Trust UDT 8/3/94 shall deliver to Mountain Resorts a guarantor agreement in the form of Exhibit 6.2(iv) (the "Guarantor Agreement"); and

         (v) Mountain Resorts and Acquisition LLC shall deliver to each other executed copies of the Closing Balance Sheet and the Closing Settlement Summary approved by the parties.

     6.3 Closing. The completion of both the Formation Closing and the Purchase Closing is referred to throughout this Agreement as the "Closing." The time, place and date of the Closing are referred to throughout this Agreement as the "Closing Date." Notwithstanding any other provision of this Agreement or the Ancillary Agreements, neither this Agreement, the Ancillary Agreements or the transactions contemplated thereby shall be completed or effective unless both the Formation Closing and the Purchase Closing (i.e., the Closing) shall have occurred.

     6.4 Mountain Resorts' and Shareholders' Conditions to Close. Mountain Resorts' and Shareholders' obligation to close the transactions contemplated hereby at the Closing shall be subject to the complete satisfaction and fulfillment of all of the following conditions precedent, any or all of which may be waived in whole or in part by the benefited party (but no such waiver of any such condition precedent shall be or constitute a waiver of any covenant, promise, agreement, representation or warranty made by Resort Group in this Agreement):

         6.4.1 All representations and warranties made by Resort Group in this Agreement shall be complete and accurate at and as of the Closing on the Closing Date, and Resort Group shall deliver a certificate to that effect to Mountain Resorts at Closing.

                                                                   Exhibit 10.45

         6.4.2 All covenants, promises and agreements made by Resort Group in this Agreement and all other actions required to be performed or complied with by Resort Group under this Agreement prior to or at the Closing shall have been fully performed or complied with by Resort Group, and Resort Group shall deliver to Mountain Resorts a certificate to that effect at Closing.

         6.4.3 There shall not have occurred any material  adverse change to the
financial   condition  of  the  Guarantors,   and  Guarantors  shall  deliver  a
certificate to that effect to Mountain Resorts at Closing.

         6.4.4 There shall not have occurred any material adverse change to the financial condition of Resort Group, or any other occurrence which would materially and adversely affect Resort Group's ability to perform any of its obligations under this Agreement or the purchaser Note.

         6.4.5 Mountain Resorts and Shareholders shall have approved the Closing Balance Sheet and the Closing Settlement Summary.

     6.5 Resort Group's Conditions to Close. Resort Group's obligation to close the transactions contemplated hereby at the Closing shall be subject to the complete satisfaction and fulfillment of all of the following conditions precedent, any or all of which may be waived in whole or in part by the benefited party (but no such waiver of any such condition precedent shall be or constitute a waiver of any covenant, promise, agreement, representation or warranty made by Mountain Resorts or the Shareholders in this Agreement):

         6.5.1 All representations and warranties made by Mountain Resorts and Shareholders in this Agreement shall be complete and accurate at and as of the Closing on the Closing Date, and Mountain Resorts and Shareholders shall deliver to Resort Group a certificate to that effect at Closing.

         6.5.2 All covenants, promises and agreements made by Mountain Resorts and Shareholders in this Agreement and all other actions required to be performed or complied with by Mountain Resorts and Shareholders under this Agreement prior to or at the Closing shall have been fully performed or complied with by Mountain Resorts and Shareholders, and Mountain Resorts and Shareholders shall deliver to Resort Group certificates to that effect at Closing.

         6.5.3 Resort Group shall have received all things required to be delivered or furnished to Resort Group by Mountain Resorts and Shareholders hereunder prior to or at the Closing.

                                                                   Exhibit 10.45

         6.5.4 There shall not have occurred any material adverse change in the business, assets, liabilities or prospects of Mountain Resorts

         6.5.5 Resort Group shall have approved the Closing Balance Sheet and the Closing Settlement Summary.

7. Indemnification.

     7.1 Mountain Resorts shall defend, indemnify and hold harmless Acquisition LLC and Resort Group from and against any and all claims, threats, liabilities, taxes, interest, fines, penalties, suits, actions, proceedings, demands, damages, losses, costs and expenses (including attorneys' and experts' fees and court costs) of every kind and nature arising out of, resulting from, or in connection with:

         7.1.1 Any misrepresentation or breach by Mountain Resorts or any of the Shareholders or any of their representations or warranties contained in this Agreement.

         7.1.2 Any nonfulfillment, failure to comply or breach by Mountain Resorts or any of the Shareholders of or with any covenant, promise or agreement of Mountain Resorts or any of the Shareholders contained in this Agreement.

         7.1.3 Any debts, obligations, duties and liabilities of Mountain Resorts or any of the Shareholders, except and excluding only the Assumed Liabilities to the extent the Assumed Liabilities are the obligation of Acquisition LLC pursuant to this Agreement.

         7.1.4 Any matter, act, thing or occurrence caused by or resulting from any act or omission of Mountain Resorts or any of the Shareholders on or prior to the date of Closing or the operation of the Mountain Resorts Business on or prior to the Effective Date.

     7.2 Indemnification by Acquisition LLC. Acquisition LLC shall defend, indemnify and hold harmless Mountain Resorts from and against any and all claims, threats, liabilities, taxes, interest, fines, penalties, suits, actions, proceedings, demands, damages, losses, costs and expenses (including attorneys' and experts' fees and court costs) of every kind and nature arising out of, resulting from, or in connection with:

         7.2.1 Any matter, act, thing or occurrence caused by or resulting from any act or omission of Acquisition LLC (including acts or omissions of the employees referred to in Section 1.3.1(iii)) from and after the Closing or from the operation of the Mountain Resorts Business from and after the Effective Date to the Closing, provided that the foregoing indemnity shall not include any matter resulting in whole or in part from Mountain Resorts' or any Shareholder's involvement in the activities and operations of Acquisition LLC or the Mountain Resorts Business from and after the Effective Date, as members or employees of

                                                                   Exhibit 10.45

Acquisition LLC, which indemnity shall be governed by the provisions of the Operating Agreement and the provisions of law applicable to employers and employees generally.

         7.2.2 Any nonfulfillment, failure to comply or breach by Resort Group of or with any covenant, promise or agreement of Resort Group contained in this Agreement.

     7.3 Indemnification by Resort Group. Resort Group shall defend, indemnify and hold Mountain Resorts from and against any and all claims, threats, liabilities, taxes, interest, fines, penalties, suits, actions, proceedings, demands, damages, losses, costs and expenses (including attorneys' and experts' fees and court costs) of every kind and nature arising out of, resulting from, or in connection with:

         7.3.1 Any misrepresentation or breach by Resort Group of any of its representations or warranties contained in this Agreement.

         7.3.2 Any nonfulfillment, failure to comply or breach by Resort Group of or with any covenant, promise or agreement of Resort Group contained in this Agreement.

     7.4 Defense of Claims. In the event of any claim, threat, liability, tax, interest, fine, penalty, suit, action, proceeding, demand, damage, loss, cost or expense with respect to which indemnity is or may be sought hereunder (an "Indemnity Claim"), the indemnified party shall promptly notify the indemnifying party of such Indemnity Claim, specifying in reasonable detail the Indemnity Claim and the circumstances under which it arose. The indemnifying party may elect to assume the defense of such Indemnity Claim, at its expense, by written notice to the indemnified party given within 10 days after the indemnifying party receives notice of the Claim, and the indemnifying party shall promptly engage counsel reasonably acceptable to the indemnified party to direct and conduct such defense; provided, however, that the indemnified party shall have the right to engage its own counsel, at its own expense, to participate in such defense. In the event the indemnifying party does not so elect to assume the defense of such Indemnity Claim in the manner specified above, or if, in the reasonable opinion of counsel to the indemnified party, there are defenses available to the indemnified party which are different from or additional to those available to the indemnifying party or which give rise to a material conflict between the defense of the indemnified party and of the indemnifying party, then upon notice to the indemnifying party, the indemnified party may elect to engage separate counsel to conduct its defense, at the expense of the indemnifying party, and the indemnifying party shall not have the right to direct or conduct such defense.

         7.4.1 In the event the indemnifying party assumes the defense of any Indemnity Claim, it may at any time notify the indemnified party of its intention to settle, compromise or satisfy such Indemnity Claim and may make such settlement, compromise or satisfaction (at its own expense) unless within twenty (20) days after the giving of such

                                                                   Exhibit 10.45

notice the indemnified party shall give notice of its intention to assume the defense of the Indemnity Claim, in which event the indemnifying party shall be relieved of its duty hereunder to indemnify the indemnified party. Unless the indemnified party shall have given the notice referred to in the preceding sentence, (i) the indemnified party shall not consent to or make any settlement, compromise or satisfaction with respect to the Indemnity Claim without the prior written consent of the indemnifying party, which consent shall not be unreasonably withheld, and (ii) any settlement, compromise or satisfaction made by the indemnifying party with respect to such Indemnity Claim shall be deemed to have been consented to by and shall be binding upon the indemnified party.

8. Miscellaneous.

     8.1 Survival of Representations Warranties and Agreements. All of the representations, warranties, covenants, promises and agreements of the parties contained in this Agreement (or in any document delivered or to be delivered pursuant to this Agreement or in connection with the Closing) shall survive the execution, acknowledgment, sealing and delivery of this Agreement and the consummation of the transactions contemplated hereby.

     8.2 Certain Definitions. As used throughout this Agreement, the following terms have the following meanings:

         "Affiliate" has the meaning ascribed to such term in Rule 405 promulgated under the Securities Act, as such rule is in effect on the date hereof.

         "Bankruptcy  Code" means the United States  Bankruptcy Code, 11 U.S. C.
Section 101 et seq., and all future acts supplemental thereto or amendatory thereof.

         "Governing Documents" means, with respect to a corporation, its articles of incorporation, bylaws or similar documents, as amended to date; with respect to a limited liability company, its articles of organization, operating agreement and similar documents, as amended to date; and with respect to any other entity, its organizational and governing instruments, no matter now named.

         "Person" means an individual, partnership, limited liability company, corporation, trust, unincorporated organization, government, or agency or political subdivision of a government.

         "SEC" means the Securities and Exchange Commission, or any other Federal agency at the time administering the Securities Act or the Exchange Act.

                                                                   Exhibit 10.45

         "Securities  Act"  means the  Securities  Act of 1933,  or any  similar
Federal  statute,   and  the  rules  and  regulations  of  the  SEC  promulgated thereunder, all as the same shall be in effect at the relevant time.

     8.3 Notices. All notices, demands, consents, and other communications which are required or may be given under this Agreement (collectively, a "Notice") shall be in writing and shall be given either (a) by personal delivery, or (b) by certified or registered U.S. mail, return receipt requested, postage prepaid, to the following addresses:

If to Mountain Resorts or any of the Shareholders as applicable:

Mountain Resorts, Inc.
H. David Zabel
Patricia H. Zabel
Glen D. Zabel
Alice T. Klauzer
41225 Routt County Road 36
P.O. Box 773742
Steamboat Springs, CO 80477

with a courtesy copy to:

Sarah D. Claassen, Esquire
P.O. Box 774064
Steamboat Springs, CO 80477


If to Resort Group:

Resort Group, LLC
810 Lincoln Avenue, Suite 200
P.O. Box 774671
Steamboat Springs, CO 80477
Attention: Anthony E. Van Baak

and

GPA, Ltd.
400 South El Camino Real, Suite 1100
San Mateo, CA 94402
Attention: Andrew Batinovich

                                                                   Exhibit 10.45

with a courtesy copy to:

Weiss, Van Scoyk & Coe, LLP
P.O. Box 880550
Steamboat Springs, CO 80488

or to such other address of which written notice in accordance with this Section
8.3 shall have been provided by such party. Notices may only be given in the manner hereinabove described in this Section 8.3 and shall be deemed received when given in such manner.

     8.4 Entire Agreement. This Agreement (including the Exhibits hereto and the Ancillary Agreements) constitutes the full, entire and integrated agreement between the parties hereto with respect to the subject matter hereof, and supersedes all prior negotiations, correspondence, understandings and agreements among the parties hereto respecting the subject matter hereof. All Exhibits are incorporated into this Agreement by reference.

     8.5 Assignability. This Agreement shall not be assignable by any party hereto without the prior written consent of the other parties hereto.

     8.6 Binding Effect; Benefit. This Agreement shall inure to the benefit of and be binding upon the parties hereto, each other Person who is indemnified under any provision of this Agreement, and their respective heirs, personal and legal representatives, guardians and successors. Nothing in this Agreement, express or implied, is intended to confer upon any other Person any rights, remedies, obligations, or liabilities.

     8.7 Severability. Any provision of this Agreement which is held by a court of competent jurisdiction to be prohibited or unenforceable shall be ineffective to the extent of such prohibition or unenforceability, without invalidating or rendering unenforceable the remaining provisions of this Agreement.

     8.8 Amendment; Waiver. No provision of this Agreement may be amended, waived, or otherwise modified without the prior written consent of all of the parties hereto. No action taken pursuant to this Agreement, including any investigation by or on behalf of any party, shall be deemed to constitute a waiver by the party taking such action of compliance with any representation, warranty, covenant or agreement herein contained. The waiver by any party hereto of a breach of any provision or condition contained in this Agreement shall not operate or be construed as a waiver of any subsequent breach or of any other conditions hereof.

                                                                   Exhibit 10.45

     8.9 Section Headings. The section and other headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

     8.10 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument.

     8.11 Applicable Law. This Agreement is made and entered into, and shall be governed by and construed in accordance with, the laws of the State of Colorado.

     8.12 Remedies.

         8.12.1 General. The parties hereto acknowledge that the Mountain Resorts Business which is the subject matter of this Agreement is unique; that any claim for monetary damages may not constitute an adequate remedy; and that it may therefore be necessary for the protection of the parties and to carry out the terms of this Agreement to apply for the specific performance of the provisions hereof. It is accordingly hereby agreed by all parties that no objection to the form of the action or the relief prayed for in any proceeding for specific performance of this Agreement shall be raised by any party, in order that such relief may be expeditiously obtained by an aggrieved party. All parties may proceed to protect and enforce their rights hereunder by a suit in equity, transaction at law or other appropriate proceeding, whether for specific performance or for an injunction against a violation of the terms hereof or in aid of the exercise of any right, power or remedy granted hereunder or by law, equity or statute or otherwise. No course of dealing and no delay on the part of any party hereto in exercising any right, power or remedy shall operate as a waiver thereof or otherwise prejudice its rights, powers or remedies, and no right, power or remedy conferred hereby shall be exclusive of any other right, power or remedy referred to herein or now or hereafter available at law, in equity, by statute or otherwise.

         8.12.2 Right of Offset and Suspension of Payment. Notwithstanding any other provision of this Agreement, in the event (i) any of the Shareholders or Mountain Resorts breach any of their representations or warranties, or default in the performance of any of their obligations pursuant to this Agreement or the Noncompetition Covenants; (ii) it is necessary for Acquisition LLC or Resort Group to pay after Closing any obligation of Mountain Resorts or any of the Shareholders (excluding only the Assumed Liabilities and obligations of the Mountain Resorts Business after the Effective Date); (iii) Acquisition LLC or Resort Group is entitled to be indemnified or defended by Mountain Resorts pursuant to Section 7; or (iv) a claim is made against Acquisition LLC or Resort Group which Acquisition LLC or Resort Group, in good faith, believes will be within clauses (i), (ii) or (iii) above, then Acquisition LLC or Resort Group may give notice to Mountain Resorts of

                                                                   Exhibit 10.45

the loss, claim, payment, action or other matter, and Mountain Resorts shall have a reasonable time under the circumstances, but not to exceed thirty (30) days, in which to pay the loss, expense, claim or matter in question or take other action satisfactory to pay, satisfy or contest (to a conclusion) such loss, claim, action or other matter. If Mountain Resorts fails to do so or the third-party claimant prevails, Acquisition LLC and Resort Group shall have the right (but not the obligation), without further notice, to pay or otherwise satisfy such expense, claim or other matter in the amount necessary to remove any threat, liability or adverse action involving Acquisition LLC, Resort Group, or their assets, and in addition to all other available rights and remedies, Resort Group may withhold and deduct all amounts expended from the next payments due pursuant to the Purchaser Note or any note given in payment for the Put the amount of any such loss, cost or expense, including reasonable attorneys' fees, incurred or suffered by Acquisition LLC or Resort Group. Acquisition LLC and/or Resort Group may exercise this right of offset pursuant to this Section without any prior judicial determination with respect thereto. Further, Resort Group may suspend payment of amounts owing under the Purchaser Note or the Put during any period that a breach or violation of this Agreement or the Noncompetition Covenants by Mountain Resorts or any Shareholder. The foregoing remedies are in addition to, and not in lieu of, any other rights of offset or other remedies available to Acquisition LLC or Resort Group under this Agreement and the Ancillary Agreements, at law or otherwise.

     8.13 Further Assurances. Mountain Resorts and Shareholders jointly and severally agree to execute and deliver, after the date hereof, without additional consideration, such further assurances, instruments and documents, and to take such further actions, as Resort Group may request in order to fulfill the intent of this Agreement and the transactions contemplated hereby.

     8.14 Enforcement. Venue for any action brought to enforce the terms of this Agreement may be in the District Court of Routt County, Colorado or any other place where venue is proper at the election of the enforcing party. In the event it is necessary to enforce the terms of this Agreement, the prevailing party shall be entitled to an award of its attorneys' fees and costs.

     8.1S Tax Risks. Mountain Resorts and Shareholders have consulted with and received advice from their own tax advisers with respect to the federal and state income tax consequences to them of the transactions contemplated by this Agreement. Without limiting any other provision of this Agreement, Mountain Resorts and Shareholders acknowledge and agree that no representation or warranty of any nature has been made to them by Resort Group, its members or their representatives and advisers regarding the tax consequences of the transactions contemplated by this Agreement. In entering into this Agreement and consummating the transactions contemplated hereby, Mountain Resorts and Shareholders are relying solely on advice received from their own tax advisers. Mountain Resorts and Shareholders further acknowledge that they have been advised as to the tax risks of the

                                                                   Exhibit 10.45

transactions contemplated by this Agreement, and that the consideration payable by Resort Group pursuant to this Agreement has been adjusted to fully compensate them for tax risks.

         IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement under seal, with the intention of making it a sealed instrument, on the date first above written.


SHAREHOLDERS:                           /s/ H. David Zabel
                                        H. David Zabel

                                        /s/ Patricia H. Zabel
                                        Patricia H. Zabel

                                        /s/ Glen D. Zabel
                                        Glen D. Zabel

                                        /s/ Alice T. Klauzer
                                        Alice T. Klauzer


MOUNTAIN RESORTS:
                                        MOUNTAIN RESORTS, INC., a
                                        Colorado corporation
                                        By /s/ H. David Zabel, President
                                             H. David Zabel, President


ACQUISITON LLC:                         MOUNTAIN RESORTS ACQUISITION, LLC,
                                        A Colorado limited liability company

                                        By /s/ Anthony E. Van Baak
                                            Anthony E. Van Baak,
                                            General Manager

                                                                   Exhibit 10.45


RESORT GROUP:
                                        RESORT GROUP, LLC, a Colorado
                                        limited liability company

                                        By /s/ Anthony E. Van Baak
                                           Anthony E. Van Baak,
                                           General Manager