Form 10-Q
period 1998-03-31
GLENBOROUGH PARTNERS A CALIFORNIA LP
filed 1998-05-15
CIK 790129

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                Yes __X__ No ____



        Total number of units outstanding as of March 31, 1998: 2,899,314

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                      March 31,     December 31,
                                                        1998            1997
                                                     ---------      ----------
Assets
Real estate investments:
  Rental property, net of accumulated depreciation
   of $120 at March 31, 1998                         $   2,249      $      --
  Land held for sale                                       265            265
Cash and cash equivalents                                  140          2,545
Marketable securities of affiliate, at fair value
  (cost $2,408 and $1,851 at March 31, 1998 and
   December 31, 1997, respectively)                      2,927          2,385
Deposits in escrow                                         721          1,762
Notes receivable                                           410            457
Investment in affiliated partnerships                      973            973
Investment in unaffiliated partnerships                  2,984          2,441
Investments in management contracts, net                 1,372          1,450
Minority interest                                           --             10
Other assets                                               758            571
                                                     ---------      ---------

Total assets                                         $  12,799      $  12,859
                                                     =========      =========

Liabilities and Partners' Equity
  Notes payable                                      $   6,382      $   5,021
  Accounts payable and accrued expenses                    569            912
  Reservation deposits                                     721          1,654
                                                     ---------      ---------

  Total liabilities                                      7,672          7,587
                                                     ---------      ---------

Minority interest                                           84             --

Partners' equity:
  General partner                                          441            439
  Limited Partners, 2,860,895 and 2,898,722
    units outstanding at March 31, 1998 and
    December 31, 1997, respectively                      4,602          4,833
                                                     ---------      ---------

Total partners' equity                                   5,043          5,272
                                                     ---------      ---------

Total liabilities and partners' equity               $  12,799      $  12,859
                                                     =========      =========

          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
                     (in thousands, except per unit amounts)
                                   (Unaudited)


                                                        Three months ended
                                                             March 31,
                                                        1998           1997
                                                     ---------      ---------
Revenue:
  Rental income                                      $     182      $      27
  Income from management contracts                       1,299             --
  Income from investment in partnership                    295            185
  Equity in earnings of partnership                         96             30
  Dividends, interest and other income                      53              2
                                                     ---------      ---------

     Total revenue                                       1,925            244
                                                     ---------      ---------

Expenses:
  Operating, including $4 paid to affiliates
   during the three months ended March 31, 1997            445             62
  General and administrative, including $51 and
   $43 paid to affiliates during the three months
   ended March 31, 1998 and 1997, respectively             443             88
  Depreciation and amortization                             61              1
  Interest expense                                         125             65
                                                     ---------      ---------

     Total expenses                                      1,074            216
                                                     ---------      ---------

Income from operations before minority interest            851             28

Minority interest                                         (184)            --
                                                     ---------      ---------

Net income                                           $     667      $      28
                                                     =========      =========


Net income per limited partnership unit              $    0.23      $    0.01
                                                     =========      =========

Distributions per limited partnership unit           $    0.20      $    0.10
                                                     =========      =========

Weighted average number of limited partnership units
  outstanding                                        2,886,113      2,910,899
                                                     =========      =========



          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Consolidated Statements of Partners' Equity
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)



                                                                       Total
                                             General     Limited      Partners'
                                             Partner     Partners      Equity

Balance at December 31, 1997               $    439     $   4,833     $  5,272

Net income                                        9           658          667

Unrealized loss on marketable securities         --           (14)         (14)

Cash distributions                               (7)         (580)        (587)

Redemption of units                              --          (295)        (295)
                                           --------     ---------     --------

Balance at March 31, 1998                  $    441     $   4,602     $  5,043
                                           ========     =========     ========




Balance at December 31, 1996               $    404     $   3,359     $  3,763

Net income                                        1            27           28

Cash distributions                               (4)         (291)        (295)
                                           --------     ---------     --------

Balance at March 31, 1997                  $    401     $   3,095     $  3,496
                                           ========     =========     ========









          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Consolidated Statements of Cash Flows (in thousands)
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                            1998         1997
                                                          -------      -------
Cash flows from operating activities:
  Net income                                              $   667      $    28
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
   Depreciation and amortization                               61            1
   Amortization of loan fees, included in interest expense      8           --
   Minority interest                                          184           --
   Equity in earnings of investment in partnerships           (96)         (30)
Changes in certain assets and liabilities:
   Decrease in deposits in escrow                           1,041           --
   Decrease (increase) in notes receivable                     47           --
   Increase in other assets                                  (174)         (77)
   Decrease in accounts payable and accrued expenses         (343)         (31)
   Decrease in reservation deposits                          (933)          --
                                                          -------      -------

Net cash provided by (used for) operating activities          462         (109)
                                                          -------      -------

Cash flows from investing activities:
  Distribution from investment in partnerships                 54          526
  Investment in affiliated partnership                         --         (285)
  Investment in unaffiliated partnership                     (500)      (1,536)
  Purchase of real estate investments                        (241)          --
  Purchase of marketable securities                          (556)          --
                                                          -------      -------

Net cash used for investing activities                     (1,243)      (1,295)
                                                          -------      -------

Net cash flows from financing activities:
  Proceeds from notes payable                               1,115        2,180
  Principal payments on notes payable                      (1,767)        (700)
  Minority interest in equity                                 (90)          --
  Distributions to partners                                  (587)        (295)
  Redemption of limited partnership units                    (295)          --
                                                          -------      -------

Net cash provided by (used for) financing activities       (1,624)       1,185
                                                          -------      -------

Net decrease in cash and cash equivalents                  (2,405)        (219)

Cash and cash equivalents at beginning of period            2,545          403
                                                          -------      -------

Cash and cash equivalents at end of period                $   140      $   184
                                                          =======      =======




                                 -- continued --

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

         Consolidated Statements of Cash Flows (in thousands) -continued
                                   (Unaudited)


                                                           Three months ended
                                                                March 31,
                                                            1998         1997
                                                          -------      -------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   117      $    54
                                                          =======      =======

Supplemental disclosure of non-cash financing activities:
  Addition to notes payable                               $ 3,128      $ 2,180
  Note payable assumed                                     (2,013)          --
                                                          -------      -------

  Proceeds from notes payable                             $ 1,115      $ 2,180
                                                          =======      =======

Supplemental disclosure of non-cash investing activities:
  Gross purchase of real estate investment                $(2,254)     $    --
  Financed through loan assumption                          2,013           --
                                                          -------      -------

  Purchase of real estate investment                      $  (241)     $    --
                                                          =======      =======



















          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)

Note 1.  THE PARTNERSHIP AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Glenborough Corporation, the managing general partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of Glenborough Partners, a California Limited Partnership ("Partners") at March 31, 1998 and December 31, 1997, the related consolidated statements of operations, the consolidated statements of partners' equity and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997.

Consolidation - The accompanying consolidated financial statements include the accounts of Partners and its majority-owned entities GPA Ltd. (through December 31, 1997), GPA West (through December 31, 1997), Resort Group LLC (commencing June 1, 1997), Mountain Resorts LLC (commencing June 1, 1997), Casa 31 LLC (commencing January 1, 1998) and Mountain Resort Properties LLC (commencing February 23, 1998). All significant intercompany balances and transactions have been eliminated in the consolidation.

Allocation of net income - As a result of an offer made to all of the Partnership's investors in 1996, the Partnership repurchased 50,954 limited partnership units from investors which resulted in 2,910,899 limited partnership units outstanding as of March 31, 1997. The reduction in outstanding limited partnership units resulted in revised ownership interests of 2.29% and 97.71% by the general partners and limited partners, respectively.

During the twelve months ended March 31, 1998, the Partnership repurchased and canceled 37,827 limited partnership units from its investors which resulted in 2,860,895 limited partnership units outstanding as of March 31, 1998. The reduction in the number of outstanding limited partnership units resulted in revised ownership interests of 1.33% and 98.67% by the general partners and limited partners, respectively.

Reclassifications - Certain items in the 1997 consolidated  financial statements
have  been   reclassified  to  conform  to  the  1998   consolidated   statement
presentation.


Note 2.  REFERENCE TO 1997 AUDITED CONSOLIDATED FINANCIAL STATEMENTS

These unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1997 audited consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)

Note 3.  RELATED PARTY FEES AND EXPENSES

In accordance with the Limited Partnership and Property Management Agreements, the Partnership shall pay Glenborough Corporation, Robert Batinovich or their affiliates (the "General Partner") compensation for services provided to the Partnership and management of the Partnership's assets. All fees and reimbursable expenses paid to the General Partner and included in the Partnership's operating expenses for the three months ended March 31, 1998 and 1997 are as follows (in thousands):

                                                         Three months ended
                                                              March 31,
                                                          1998        1997
                                                        --------    -------
Property management fees                                 $   --      $   1
Property management salaries (reimbursed)                    --          3
                                                         ------      -----
Total property management fees and salaries              $   --      $   4
                                                         ======      =====

The Partnership also reimburses the General Partner for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, legal and administrative services, and the actual costs of goods and materials used on behalf of the Partnership. The General Partner was reimbursed $51,000 and $43,000 for such expenses during the three months ended March 31, 1998 and 1997, respectively.

Note 4.  REAL ESTATE INVESTMENTS

Effective January 1, 1998, the Partnership purchased for $104,000 from the Partnership's 20% partner in Resort Group LLC ("Resort") (see Note 7), an 80% interest in Casa 31 LLC ("Casa"). Casa owns 21 condominiums in Galveston, Texas with an aggregate net book value of $415,000. Simultaneous with this transaction, the Partnership and its 20% minority partner in Resort contributed their respective 80% and 20% interests in Casa to Resort.

On February 23, 1998, Resort purchased a 100% interest in Mountain Resorts Properties LLC ("MRPLLC") which owns nine rental condominiums in the Steamboat Springs, Colorado area with an aggregate net book value of $1,834,000 (see Note
7).

Both Casa and MRPLLC consolidates its financial statements with Resort (the 80% owner) who consolidates its financial statements with the Partnership (the 80% owner of Resort). The joint venture partners' interest is recognized as minority interest.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)


Note 5.  MARKETABLE SECURITIES OF AFFILIATE

In the first quarter of 1998, the Partnership purchased a total of 20,000 additional shares of Glenborough Realty Trust Incorporated ("GLB") common stock for $557,000. GLB, an affiliate of the Partnership, is a real estate investment trust and is publicly traded on the New York Stock Exchange. As of March 31, 1998, the Partnership owns 100,500 shares in GLB with an aggregate market value of $2,927,000 (based on the closing market price of $29.125 per share on March 31, 1998). This represents a $520,000 unrealized gain on marketable securities, a net $14,000 decrease in unrealized gain on marketable securities from December 31, 1997, which is reflected on the accompanying statement of partners' equity.


Note 6.  INVESTMENT IN AFFILIATED PARTNERSHIP

GLENBOROUGH PROPERTIES L.P.:
At March 31, 1998, the Partnership holds 691,883 limited partnership units or an approximate 2.2% interest in Glenborough Properties L.P. ("GPLP"), the operating partnership of GLB, from its various contributions and sales of real estate assets to GPLP. Since the Partnership holds only a 2.2% interest in GPLP at March 31, 1998, the Partnership accounts for this investment using the cost method.

In January 1998, the Partnership  received  $290,591,  representing  the fourth
quarter  1997   distribution  from  GPLP,  which  is  included  in  income  from investments in partnerships on the accompanying consolidated statement of operations.

At March 31, 1998, the investment in GPLP is the Partnership's only investment in affiliated partnerships, with an approximate fair market value of $20,151,000, based on the closing market price of $29.125 per share of GLB which is equivalent to the price per GPLP unit.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)


Note 7.  INVESTMENTS IN UNAFFILIATED PARTNERSHIPS

WINDSWEPT PORTFOLIO LLC:
The Partnership owns a 50% non-controlling interest in Windswept Portfolio LLC ("Windswept"). Windswept has contracted with Investors Management Trust Real Estate, Inc. ("IMT") for IMT to manage and operate the following five multifamily-residential projects in Houston, Texas:

     1. Ashley Square, a 117-unit apartment complex
     2. Hidden Pines, a 185-unit apartment complex
     3. Shenandoah Woods, a 232-unit apartment complex
     4. Southern Oaks, a 198-unit apartment complex
     5. Unity Pointe, a 109-unit apartment complex

Since the Partnership owns a 50% interest in Windswept, the Partnership accounts for this investment using the equity method.

Summary condensed balance sheet information as of March 31, 1998, and the condensed statement of operations for the three months ended March 31, 1998, are as follows (in thousands):

                      Windswept Portfolio LLC
                Balance Sheet as of March 31, 1998

    Investment in real estate                  $   14,829
    Cash                                              143
    Other assets                                      660
                                               ----------
       Total assets                            $   15,632
                                               ==========

    Notes payable                              $   11,854
    Other liabilities                                 153
                                               ----------
       Total liabilities                           12,007
    Partners' equity                                3,625
                                               ----------
       Total liabilities and partners' equity  $   15,632
                                               ==========

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)



           Windswept Portfolio LLC
           Statement of Operations
       Three months ended March 31, 1998

       Revenue              $    1,197
       Expenses                  1,006
                            ----------
         Net income         $      191
                            ==========

The Partnership's share of Windswept's net income for the three months ended March 31, 1998 was $96,000.

The  Partnership  has  received  monthly   distributions  of  $18,000  from  its
investment in Windswept for a total to date in 1998 of $54,000.

RESORT GROUP LLC:
The Partnership owns an 80% interest in Resort Group LLC ("Resort"). Resort's primary investments are an 80% interest in Mountain Resorts LLC ("Mountain Resorts") and 100% interests in Casa and Mountain Resorts Properties LLC ("MRPLLC"). The primary business of Mountain Resorts is the management of various condominiums and townhouses in the Steamboat Springs area of Colorado, which includes nine condominiums owned by MRPLLC. As a result of its investment in Resort, the Partnership consolidates its financial statements with Resort (after Resort consolidates with Mountain Resorts, Casa and MRPLLC) and recognizes its joint venture partner's interest as minority interest.

WESTWARD-GULFTON LTD:
On January 8, 1998, the Partnership purchased for $500,000, a 36.36% interest in Westward-Gulfton Ltd., a Texas Limited Partnership ("Westward"). Westward was organized to acquire and renovate the Westward Square Apartments, a 672-unit multifamily residential property in Houston, Texas.

Since the Partnership owns a 36.36% interest in Westward, the Partnership accounts for this investment using the equity method.

Summary condensed balance sheet information as of March 31, 1998 and the condensed statement of operations for the three months ended March 31, 1998 are not available. Management, however, believes that the Partnership's portion of the net income/loss of Westward is not material at March 31, 1998.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)

CHEESEBURGER IN PARADISE:
The Partnership owns a 5.63% non-controlling limited partnership interest in Cheeseburger In Paradise - Waikiki, a California limited partnership ("CIP-Waikiki"). CIP-Waikiki owns and operates a Cheeseburger In Paradise restaurant on Waikiki Beach in Honolulu, Hawaii. Since the Partnership owns a 5.63% interest in CIP-Waikiki, the Partnership accounts for this investment using the cost method.

RANCON PARTNERSHIPS:
The Partnership owns the following limited partnership units in unaffiliated real estate partnerships, which were purchased from sophisticated secondary market investors:

                                                                  Net
                                              Ownership       Acquisition
         Partnership           Units              %             Price
         -----------           -----        -------------    -----------
Rancon Pacific Realty, L.P.   40,093            1.4%         $   113,662
Rancon Income Fund I             715            4.9%         $   213,141
Rancon Realty Fund I               5             *           $       150

Note *: Less than 1%

Since the Partnership owns less than 5% of the individual Rancon partnerships, it accounts for these investments using the cost method.

Note 8.  INVESTMENT IN MANAGEMENT CONTRACTS

Investment in management contracts reflects the unamortized portion of the management contracts Mountain Resorts holds with various condominium and townhouse owners in the Steamboat Springs area of Colorado. For book purposes, these contracts are amortized over seven years.

Note 9.  DEPOSITS IN ESCROW

Deposits in escrow represent amounts collected by Mountain Resorts for guest reservations for visits to the resort within the next six months. This amount is offset by a comparable reservation deposits liability.

Note 10. NOTES PAYABLE

On January 2, 1998, the Partnership paid down $1,692,000 on the Mid-Peninsula Bank ("Mid-Pen") revolving line of credit from the proceeds received from the Partnership's liquidation of a

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)

portion of its investments in unaffiliated real estate limited partnerships in 1997. In February 1998, the Partnership drew an aggregate $852,000 on its Mid-Pen revolving line of credit to fund a special distribution to its partners and redeem limited partnership units from its limited partners. On March 12, 1998, the Partnership drew an additional $263,000 on its Mid-Pen line of credit to purchase additional shares of GLB stock.

On February 23, 1998, Resort issued four promissory notes totaling $306,000 to the prior owners of MRPLLC for Resort's acquisition of its 100% interest in MRPLLC (see Note 4 above). These notes bear interest at 8.5% per annum, fully amortizing on March 1, 2001.

The Partnership also increased its notes payable balance by $1,707,000 in the first quarter of 1998 from Resort's purchase of ownership interests in Casa and MRPLLC, which includes five existing promissory notes for these two entities. These notes bear interest at various rates ranging from 7% fixed to "Prime" plus 1% with maturity ranging from November 1998 to November 2011.

Note 11. DISTRIBUTIONS

On February 18, 1998, the Partnership made a $587,000 cash  distribution to help
alleviate  its   partners'  tax  burden   arising  from  their  portion  of  the
undistributed 1997 taxable income of the Partnership.

Note 12. SUBSEQUENT EVENTS

On April 13, 1998, the Partnership received a first quarter distribution of $291,000 from GPLP for its 691,883 limited partnership units in GPLP. Also on April 13, 1998, the Partnership received a first quarter dividend of $42,000 on its 100,500 shares of common stock in GLB.

Effective May 1, 1998, Glenborough Corporation withdrew as a general partner, which left Robert Batinovich as the sole general partner.

Also effective May 1, 1998, the Partnership acquired for $340,000, an 80% interest in Resort Group Inc. ("RG Inc.") from an affiliate of the Partnership. The primary business of RG Inc. is the management of various condominiums in Texas. RG Inc. will consolidate its financial statements with Resort (the 80% owner) who consolidates its financial statements with the Partnership (the 80% owner of Resort). The joint venture partner's interest will be recognized as minority interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the Partnership's financial condition at March 31, 1998 and its results of operations for the three months ended March 31, 1998 and 1997. This information should be read in conjunction with the Partnership's audited December 31, 1997 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1998, the Partnership drew a total of $1,115,000 on the Mid-Peninsula Bank ("Mid-Pen") revolving line of credit to fund: (i) a $587,000 distribution to its partners to help alleviate its partners' tax burden arising from their portion of the 1997 undistributed taxable income of the Partnership; (ii) the redemption of 37,827 of its limited partnership units; and (iii) the purchase of 10,000 shares of common stock in Glenborough Realty Trust Incorporated ("GLB"), an affiliate of the Partnership which is a publicly traded (New York Stock Exchange) real estate investment trust. During this period, the Partnership paid down $1,692,000 on this revolving line of credit from the proceeds of the Partnership's liquidation of a portion of its investments in unaffiliated real estate limited partnerships in 1997. As of March 31, 1998, $3,189,000 remains available on this line of credit.

The Partnership also used $293,000 from its operating cash reserves during the three months ended March 31, 1998 for the purchase of 10,000 additional shares of common stock in GLB.

On January 8, 1998, the Partnership invested $500,000 for a 36.36% interest in Westward-Gulfton Ltd., a Texas Limited Partnership ("Westward"). Westward was organized to acquire the Westward Square Apartments, a 672-unit multifamily residential property in Houston, Texas.

During the three months ended March 31, 1998, the Partnership purchased for $104,000 from the Partnership's 20% partner in Resort Group LLC ("Resort"), an 80% interest in Casa 31 LLC ("Casa"). Casa owns 21 condominiums in Galveston, Texas with an aggregate net book value of $415,000. The Partnership and its 20% joint venture partner immediately contributed their respective interests in Casa to Resort.

Also during the three months ended March 31, 1998, Resort purchased for $487,242 ($132,893 cash) a 100% interest in Mountain Resort Properties LLC ("MRPLLC") which owns nine rental condominiums in the Steamboat Springs, Colorado area with an aggregate net book value of $1,834,000. Resort assumed $1,335,000 in mortgage debt as part of the acquisition of MRPLLC and issued four promissory notes totaling $306,000 to the prior owners of MRPLLC for Resort's purchase of its 100% interest in MRPLLC.

As a result of the Partnership's 80% investment in Resort and Resort's controlling investments in Mountain Resorts (in 1997), Casa and MRPLLC, the Partnership consolidates its financial statements with Resort (after Resort consolidates with Mountain Resorts, Casa and MRPLLC) and recognizes its joint venture partner's interest as minority interest.

Along with draws on the Partnership's Mid-Pen revolving line of credit, the Partnership was able to fund these capital expenditures from proceeds from the December 1997 liquidation of its investments in various partnerships and from distributions and dividends received on its investments in partnerships and marketable securities.

As of March 31,  1998,  the  Partnership's  assets  consisted  primarily  of its investments in real estate, marketable securities, management contracts, reservation deposits held in escrow for future resort guests and miscellaneous investments in various affiliated and unaffiliated partnerships. The Partnership's primary liabilities included: (i) amounts due on the Mid-Pen revolving line of credit; (ii) various mortgage and promissory notes associated with the purchase of ownership interests in Resort, Casa and MRPLLC; (iii) and deposits held for future rental use of the condominiums and townhouses.

RESULTS OF OPERATIONS

Rental income increased $155,000 during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due to the Partnership's first quarter 1998 investment in Casa and MRPLLC, which own condominiums and townhouses. Results from operations of these entities have been consolidated with the Partnership.

Income from investment in partnership increased $110,000 during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due to the increase in units held in Glenborough Properties L.P. ("GPLP"), the operating partnership of GLB, as well as an increase in the distribution rate from $0.32 to $0.42 per unit.

The income from management contracts during the three months ended March 31, 1998 represents the revenue earned by Mountain Resorts for managing various condominiums and townhouses in the Steamboat Springs, Colorado area.

Equity in earnings of investment in partnerships increased $66,000 due to the increase in earnings recognized from the Partnership's 50% share of income from Windswept during the first quarter of 1998 over the earnings recognized from the Partnership's 25% share of income from GRC Airport during the first quarter of 1997. The Partnership invested in Windswept in July 1997 while it transferred its 25% interest in GRC Airport to GPLP for GPLP units in December 1997.

The $51,000 increase in dividends, interest and other income during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 is primarily due to dividends received in January 1998 for its shares of common stock in GLB. The Partnership did not own any shares in GLB until April 1997.

The increases in operating, general and administrative, depreciation and amortization and interest expenses during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 are a result of the Partnership's investments in, and resulting consolidation of, Resort and its subsidiary entities (Mountain Resorts, Casa and MRPLLC) during the past twelve months. The Partnership invested in Resort and Mountain Resorts in July 1997, Casa in January 1998 and MRPLLC in February 1998.

Year 2000 Compliance

The Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Partnership's software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such applications will be necessary. The Partnership has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given the information known at this time about the Partnership's systems that are non-compliant, coupled with the Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect "Year 2000" compliance costs to have any material adverse impact on the Partnership's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Partnership's systems will be "Year 2000" compliant or that compliance costs or the impact of the Partnership's failure to achieve substantial "Year 2000" compliance will not have a material adverse effect on the Partnership's future liquidity or results of operations.

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

             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP




By:  /s/Robert Batinovich                      By: Glenborough Corporation,
     Robert Batinovich                             a California corporation,
     General Partner                               its Managing General Partner




                                               By: /s/Andrew Batinovich
                                                   Andrew Batinovich
                                                   Chief Executive Officer and
                                                   Chairman of the Board





                                               By: /s/Terri Garnick
                                                   Terri Garnick
                                                   Chief Financial Officer






                               Date: May 15, 1998