Form 10-Q
period 1998-06-30
GLENBOROUGH PARTNERS A CALIFORNIA LP
filed 1998-08-14
CIK 790129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                Yes __X__ No ___


        Total number of units outstanding as of June 30, 1998: 2,869,774

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                   GLENBOROUGH PARTNERS,
                             A CALIFORNIA LIMITED PARTNERSHIP

                                Consolidated Balance Sheets
                         (in thousands, except units outstanding)
                                        (Unaudited)

                                                               June 30,       December 31,
                                                                 1998             1997
Assets
Real Estate investments:
  Rental property, net of accumulated depreciation
    of $193 at June 30, 1998                                 $    2,212        $       --
  Land held for sale                                                265               265
Cash and cash equivalents                                           256             2,545
Marketable securities of affiliate, at fair value (cost
  $2,677 and $1,851 at June 30, 1998 and December
  31, 1997, respectively)                                         2,914             2,385
Deposits in escrow                                                  195             1,762
Notes receivable                                                    406               457
Investments in affiliated partnership                               973               973
Investments in unaffiliated entities                              2,547             2,441
Investments in management contracts, net                          1,398             1,450
Minority interest                                                    36                10
Other assets                                                        777               571
                                                             ----------        ----------

  Total assets                                               $   11,979        $   12,859
                                                             ==========        ==========

Liabilities and Partners' Equity
Liabilities:
  Notes payable                                              $    7,368        $    5,021
  Accounts payable and accrued expenses                             350               912
  Reservation deposits                                              194             1,654
                                                             ----------        ----------

  Total liabilities                                               7,912             7,587
                                                             ----------        ----------

Partners' equity:
  General partner, 34,577 and 38,419 units outstanding
    at June 30, 1998 and December 31,1997, respectively             430               439
  Limited partners, 2,835,197 and 2,898,722 units
    outstanding at June 30, 1998 and December 31,
    1997, respectively                                            3,637             4,833
                                                             ----------        ----------

  Total partners' equity                                          4,067             5,272
                                                             ----------        ----------

  Total liabilities and partners' equity                     $   11,979        $   12,859
                                                             ==========        ==========


          See accompanying notes to consolidated financial statements.


                                       GLENBOROUGH PARTNERS,
                                 A CALIFORNIA LIMITED PARTNERSHIP

                               Consolidated Statements of Operations
                   (in thousands, except units outstanding and per unit amounts)
                                            (Unaudited)

                                                 Three months ended          Six months ended
                                                       June 30,                  June 30,
                                               ----------------------     ----------------------
                                                  1998         1997          1998        1997
                                               ---------    ---------     ---------    ---------
Revenue:
  Rental income                                $      50    $       1     $     232    $      28
  Income from management contracts                   415           --         1,714           --
  Income from investments in partnerships            294          187           589          372
  Equity (loss) in earnings of investments
    in unaffiliated entities                        (383)          46          (287)          76
  Dividends, interest and other income                89            6           142            8
                                               ---------    ---------     ---------    ---------

    Total revenue                                    465          240         2,390          484
                                               ---------    ---------     ---------    ---------

Expenses:
  Operating, including $5 paid
    to an affiliate during the
    six months ended June 30, 1997                   259           44           704          106
  General and administrative, including
    $103 and $86 paid to an affiliate during
    the six months ended June 30, 1998
    and 1997, respectively                           546          103           989          191
  Depreciation and amortization                      132           --           193            1
  Interest expense                                   171           78           296          143
  Loss on sale of real estate                         --           89            --           89
                                               ---------    ---------     ---------    ---------

    Total expenses                                 1,108          314         2,182          530
                                               ---------    ---------     ---------    ---------

Income (loss) from operations before
  minority interest                                 (643)         (74)          208          (46)
Minority interest                                    120           --           (64)          --
                                               ---------    ---------      --------    ---------
Net income (loss)                              $    (523)   $     (74)     $    144    $     (46)
                                               =========    =========      ========    =========

Other comprehensive loss:
  Unrealized loss on securities:
    Unrealized holding loss on
      marketable securities                         (283)          --          (297)          --
                                               ---------    ---------      --------    ---------

Comprehensive loss                             $    (806)   $     (74)     $   (153)   $     (46)
                                               =========    =========      =========   =========






                                  - continued -


                                       GLENBOROUGH PARTNERS,
                                 A CALIFORNIA LIMITED PARTNERSHIP

                               Consolidated Statements of Operations
             (in thousands, except units outstanding and per unit amounts)- continued
                                            (Unaudited)

                                                 Three months ended         Six months ended
                                                      June 30,                  June 30,
                                              -----------------------     ---------------------
                                                  1998         1997          1998         1997
                                               ---------    ---------     ---------    --------

Net income (loss) per limited
  partnership unit                             $   (0.18)   $   (0.03)     $   0.05    $   (0.02)
                                               =========    =========      ========    =========

Other comprehensive loss:
  Unrealized holding loss on
    marketable securities per
    limited partnership unit                       (0.10)          --         (0.10)          --
                                               ---------    ---------      --------    ---------

Comprehensive loss per limited
  partnership unit                             $   (0.28)   $   (0.03)     $  (0.05)   $   (0.02)
                                               =========    =========      ========    =========

Distributions per limited partnership
  unit                                         $      --    $      --      $   0.20    $    0.10
                                               =========    =========      ========    =========

Weighted average number of limited
  partnership units outstanding                2,844,098    2,910,899      2,865,106   2,910,899
                                               =========    =========      =========   =========







































          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Statements of Partners' Equity
                 For the six months ended June 30, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)


                                                                         Total
                                           General       Limited       Partners'
                                           Partner      Partners        Equity

Balance at December 31, 1997              $    439      $  4,833      $  5,272

Net income                                       2           142           144

Unrealized loss on marketable securities        (4)         (293)         (297)

Cash distributions                              (7)         (580)         (587)

Redemption of units                             --          (465)         (465)
                                          --------      --------      --------

Balance at June 30, 1998                  $    430      $  3,637      $  4,067
                                          ========      ========      ========


Balance at December 31, 1996              $    404      $  3,359      $  3,763

Net loss                                        (1)          (45)          (46)

Distributions                                   (4)         (291)         (295)

Redemption of units                             --           (28)          (28)
                                          --------      --------      --------

Balance at June 30, 1997                  $    399      $  2,995      $  3,394
                                          ========      ========      ========










          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                              Six months ended
                                                                  June 30,
                                                              1998        1997
Cash flows from operating activities:
  Net income (loss)                                        $    144     $   (46)
Adjustments to reconcile net income (loss) to
 net cash provided by (used for) operating activities:
   Depreciation and amortization                                193           1
   Amortization of loan fees, included in interest expense       16          34
   Minority interest                                             64          --
   (Equity) loss in earnings of investments in partnerships     287         (76)
   Loss on sale of real estate                                   --          89
Changes in certain assets and liabilities:
   Decrease in deposits in escrow                             1,567          --
   Increase in other assets                                    (226)        (16)
   Decrease in accounts payable and accrued expenses           (562)        (34)
   Decrease in reservation deposits                          (1,460)         --
                                                           --------     -------

Net cash provided by (used for) operating activities             23         (48)
                                                           --------     -------

Cash flows from investing activities:
  Net proceeds from sale of real estate                          --       2,619
  Principal payments received from notes receivable              51          13
  Distributions from investments in unaffiliated entities       108         566
  Investment in affiliated partnership                           --        (442)
  Investment in unaffiliated entities                          (500)     (1,616)
  Purchase of marketable securities                            (826)       (475)
  Purchase of real estate investments                          (282)         --
  Increase in investment in management contracts                (55)         --
                                                           --------      ------
Net cash provided by (used for) investing activities         (1,504)        665
                                                           --------      ------









                                  - continued -

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Cash Flows - continued
                                 (in thousands)
                                   (Unaudited)

                                                              Six months ended
                                                                  June 30,
                                                              1998        1997
Net cash flows from financing activities:
  Proceeds from notes payable                              $  2,192     $ 2,920
  Principal payments on notes payable                        (1,858)     (3,457)
  Minority interest in equity                                   (90)         --
  Distributions to partners                                    (587)       (295)
  Redemption of limited partnership units                      (465)        (28)
                                                           --------     -------

Net cash used for financing activities                         (808)       (860)
                                                           --------     -------

Net decrease in cash and cash equivalents                    (2,289)       (243)

Cash and cash equivalents at beginning of period              2,545         403
                                                           --------     -------

Cash and cash equivalents at end of period                 $    256     $   160
                                                           ========     =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $    280     $   112
                                                           ========     =======

Supplemental disclosure of loss on sale of real estate:
  Sales price                                              $     --     $ 2,675
  Less:  Closing costs                                           --         (56)
         Basis in real estate sold                               --      (2,708)
                                                           --------     -------
  Loss on sale of real estate                              $     --     $    89
                                                           ========     =======

Supplemental disclosure of non-cash investing activities:
  Gross purchase of real estate investments                $  2,295     $    --
  Financed through loan assumption                           (2,013)         --
                                                           --------     -------

  Purchase of real estate investments                      $    282     $    --
                                                           ========     =======

Supplemental disclosure of non-cash financing activities:
  Increase in note payable through investments in
    unaffiliated entities                                  $  2,013     $    --
                                                           ========     =======





          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)

Note 1.  THE PARTNERSHIP AND SIGNIFICANT ACCOUNTING POLICIES

Glenborough Partners, a California Limited Partnership (the "Partnership" or "Partners") was previously owned by Glenborough Corporation, the managing general partner, Robert Batinovich, the co-general partner, and numerous limited partners. On May 6, 1998, Glenborough Corporation withdrew as a general partner and Robert Batinovich ("General Partner"), assumed control as the sole general partner.

In the opinion of management and of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of Glenborough Partners, a California Limited Partnership at June 30, 1998 and December 31, 1997, the related consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, and the consolidated statements of partners' equity and cash flows for the six months ended June 30, 1998 and 1997.

Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Partners and its majority-owned entities GPA Ltd. and GPA West, (through December 31, 1997), Resort Group LLC (commencing June 1,
1997), Mountain Resorts LLC (commencing June 1, 1997), Casa 31 LLC (commencing January 1, 1998), Mountain Resort Properties LLC (commencing February 23, 1998) and Resort Group, Inc. (commencing May 1, 1998). All significant intercompany balances and transactions have been eliminated in the consolidation.

Allocation of net income (loss) - As a result of an offer made to all of the Partnership's investors, the Partnership repurchased and cancelled 9,294 limited partnership units ("Units") from its investors during the six months ended June 30, 1997. This resulted in 2,901,605 Units outstanding as of June 30, 1997. The reduction in outstanding limited partnership units resulted in revised ownership interests on June 30, 1997 of 2.30% and 97.70% by the general partner and limited partners, respectively.

During the six months ended June 30, 1998, the Partnership repurchased and cancelled 67,367 Units from its investors which resulted in 2,835,197 Units outstanding as of June 30, 1998. Also, on May 6, 1998, Glenborough Corporation withdrew as a general partner of the Partnership, and the Partnership converted Glenborough Corporation's 3,842 general partner units to limited partner units. The repurchased and cancelled Units resulted in revised ownership interests on June 30, 1998 of 1.20% and 98.80% by the general partner and limited partners, respectively.

Reclassifications - Certain items in the 1997 consolidated financial statements have been reclassified to conform to the 1998 consolidated financial statement presentation.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)


Note 2.  REFERENCE TO 1997 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1997 audited consolidated financial statements.

Note 3.  RELATED PARTY TRANSACTIONS

The Partnership reimburses Glenborough Corporation and the General Partner for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, legal and administrative services, and the actual costs of goods and materials used on behalf of the Partnership.
Glenborough Corporation and the General Partner were reimbursed $103,000 and $86,000 for such expenses during the six months ended June 30, 1998 and 1997, respectively.

Note 4.  REAL ESTATE INVESTMENTS

Effective January 1, 1998, the Partnership purchased for $104,000 from the Partnership's 20% partner in Resort Group LLC ("Resort") (see Note 7), an 80% interest in Casa 31 LLC ("Casa"), which owns 21 condominiums in Galveston, Texas. Simultaneous with this transaction, the Partnership and its 20% minority partner in Resort contributed their respective 80% and 20% interests in Casa to Resort.

On February 23, 1998, Resort purchased a 100% interest in Mountain Resorts Properties LLC ("MRPLLC") for $487,000. MRPLLC owns nine rental condominiums in the Steamboat Springs, Colorado area (see Note 7).

On May 1, 1998, the Partnership purchased for $340,000 from Glenborough Hotel Group, a Nevada corporation, 800 shares of the common stock of Resort Group, Inc., a Nevada corporation ("RGI"). The Partnership, upon purchase of the shares of stock, acquired an 80% interest in RGI. Among other things, RGI owns six condominiums in Texas. Simultaneous with this transaction, the Partnership and its 20% minority partner in RGI contributed their respective 80% and 20% interests in RGI to Resort.

Casa, MRPLLC and RGI consolidate its financial statements with Resort who consolidates its financial statements with the Partnership (the 80% owner of Resort). The joint venture partners' interest is recognized as minority interest in the accompanying consolidated financial statements.

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)


Note 5.  MARKETABLE SECURITIES OF AFFILIATE

In the first six months of 1998, the Partnership purchased a total of 30,000 shares of Glenborough Realty Trust Incorporated ("GLB") common stock for $826,000. GLB, an affiliate of the Partnership, is a real estate investment trust and is publicly traded on the New York Stock Exchange. As of June 30, 1998, the Partnership owns 110,500 shares of GLB with an aggregate market value of $2,914,000 (based on the closing market price of $26.375 per share on June 30, 1998) and an aggregate cost basis of approximately $2,677,000. During the six months ended June 30, 1998, the Partnership has an unrealized loss on these marketable securities of $297,000.

Note 6.  INVESTMENT IN AFFILIATED PARTNERSHIP

GLENBOROUGH PROPERTIES L.P.:
At June 30, 1998, the Partnership owns 691,883 limited partnership units or an approximate 1.9% interest in Glenborough Properties L.P. ("GPLP"), the operating partnership of GLB, from its various contributions and sales of real estate assets to GPLP. Since the Partnership owns only a 1.9% interest in GPLP at June 30, 1998, the Partnership accounts for this investment using the cost method.

The Partnership  received  $290,591 from GPLP in each of the first two quarters
of  1998,   representing   the  fourth  quarter  1997  and  first  quarter  1998
distributions. These amounts are included in income from investments in partnerships on the accompanying 1998 consolidated statement of operations.

At June 30, 1998, the investment in GPLP is the Partnership's only investment in affiliated partnership with an approximate fair market value of $18,248,000, based on the closing market price of $26.375 per share of GLB which is equivalent to the price per GPLP unit.

Note 7.  INVESTMENTS IN UNAFFILIATED ENTITIES

At June 30, 1998, the Partnership has a total net investment of $2,547,000 in various unaffiliated entities. These entities primarily invest in management contracts and real estate properties.

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)


A summary of the Partnership's investments in unaffiliated entities as of June 30, 1998 is as follows:


                                                 Ownership              Net
Investment (method of accounting)                 Interest           Investment

Windswept Portfolio LLC (equity)                      50%           $ 1,998,000
Westward Gulfton, Ltd. (equity)                     36.36%               22,000
Cheeseburger in Paradise - Waikiki (cost)            5.63%              200,000
Rancon Pacific Realty, L.P. (cost)                   1.4%               114,000
Rancon Income Fund I (cost)                          4.9%               213,000
Rancon Realty Fund I (cost)                            *                     --
                                                                    -----------
Net book investments in unaffiliated entities                       $ 2,547,000
                                                                    ===========

Note *:  Less than 1%

CONSOLIDATED INVESTMENTS

RESORT GROUP LLC:
The Partnership owns an 80% interest in Resort Group LLC ("Resort"). Resort's primary investments are an 80% interest in Mountain Resorts LLC ("Mountain Resorts") and 100% interests in Casa and MRPLLC (see Note 4). The primary business of Mountain Resorts is the management of various condominiums and townhouses in the Steamboat Springs area of Colorado, which includes nine condominiums owned by MRPLLC. As a result of its investment in Resort, the Partnership consolidates its financial statements with Resort (after Resort consolidates with Mountain Resorts, Casa, MRPLLC and RGI) and recognizes its joint venture partner's interest as minority interest.

RESORT GROUP, INC.:
On May 1, 1998, the Partnership acquired for $340,000, an 80% interest in Resort Group Inc. ("RGI") from an affiliate of GLB. The primary business of RGI is the management of various condominiums in Texas including 21 condominiums owned by Casa and six condominiums owned by RGI.

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)


INVESTMENTS ACCOUNTED FOR UNDER THE EQUITY METHOD

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

Summary condensed balance sheet information as of June 30, 1998, and the condensed statement of operations for the six months ended June 30, 1998, are as follows (in thousands):


                             Windswept Portfolio LLC
                        Balance Sheet as of June 30, 1998

         Investment in real estate                     $    15,067
         Cash                                                   28
         Other assets                                          665
                                                       -----------
                Total assets                           $    15,760
                                                       ===========


         Notes payable                                 $    11,829
         Other liabilities                                     223
                                                       -----------
                Total liabilities                           12,052
         Partners' equity                                    3,708
                                                       -----------
                Total liabilities and partners' equity $    15,760
                                                       ===========

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)



                             Windswept Portfolio LLC
                             Statement of Operations
                     For the six months ended June 30, 1998

         Revenue                                       $     2,427
         Expenses                                            2,046
                                                       -----------
                Net income                             $       381
                                                       ===========

The Partnership's share of Windswept's net income for the six months ended June 30, 1998 was $191,000.

The  Partnership  has  received  monthly   distributions  of  $18,000  from  its
investment in Windswept for a total of $108,000 in 1998.

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

Summary condensed balance sheet information as of June 30, 1998, and the condensed statement of operations for the six months ended June 30, 1998, are as follows (in thousands):

                                  Westward-Gulfton Ltd.
                            Balance Sheet as of June 30, 1998

         Investment in real estate                     $     6,227
         Other assets                                        3,320
                                                       -----------
              Total assets                             $     9,547
                                                       ===========

         Notes payable                                 $     9,150
         Other liabilities                                     611
                                                       -----------
              Total liabilities                              9,761
         Partners' deficit                                    (214)
                                                       -----------
              Total liabilities and partners' deficit  $     9,547
                                                       ===========

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)




                                  Westward-Gulfton Ltd.
                                 Statement of Operations
                         For the six months ended June 30, 1998

         Revenue                                       $       888
         Expenses                                            2,202
                                                       -----------
                Net loss                               $    (1,314)
                                                       ===========

The Partnership's share of Westward-Gulfton's net loss for the six months ended June 30, 1998 was $478,000.

As of June 30, 1998, the renovation of the Westward Square Apartments is approximately 50% complete and on budget. Management anticipates that by the end of September 1998, construction will be completed on 144 units and leasing will begin on those units.

INVESTMENTS ACCOUNTED FOR UNDER THE COST BASIS METHOD

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

RANCON PARTNERSHIPS:
The Partnership owns the following limited partnership units in unaffiliated real estate partnerships, which were purchased from sophisticated secondary market investors:

                                                            Net
                                         Ownership       Acquisition
         Partnership             Units       %             Price
         -----------             -----    --------       -----------
Rancon Pacific Realty, L.P.     40,093      1.4%         $   113,662
Rancon Income Fund I               715      4.9%         $   213,141
Rancon Realty Fund I                 5       *           $       150

Note *: Less than 1%

Since the Partnership owns less than 5% of the individual Rancon partnerships, it accounts for these investments using the cost method.

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)

Note 8.  INVESTMENT IN MANAGEMENT CONTRACTS

Investment in management contracts reflects the unamortized portion of the management contracts Mountain Resorts and RGI hold with various condominium and townhouse owners in the Steamboat Springs, Colorado and Galveston, Texas areas. These contracts are amortized over varying lengths but not exceeding seven years.

Note 9.  DEPOSITS IN ESCROW

Deposits in escrow represent amounts collected by Mountain Resorts for guest reservations for visits to the resort within the next six months. This amount is offset by a comparable reservation deposits liability.

Note 10. NOTES PAYABLE

On January 2, 1998, the Partnership paid down $1,692,000 on the Mid-Peninsula Bank ("Mid-Pen") revolving line of credit from the proceeds received from the Partnership's liquidation of a portion of its investment in unaffiliated real estate limited partnerships in 1997. In addition, during the first half of 1998 the Partnership drew $2,192,000 primarily to fund the redemption of limited partnership units, the purchase of common stock of GLB, a special distribution to its partners, and the investment in an unaffiliated entity.

On February 23, 1998, Resort issued four promissory notes totaling $306,000 to the prior owners of MRPLLC for Resort's acquisition of a 100% interest in MRPLLC (see Note 4 above). These notes bear interest at 8.5% per annum, fully amortizing on March 1, 2001.

The Partnership also increased its notes payable balance by $1,707,000 in the first half of 1998 through Resort's purchase of ownership interests in Casa and MRPLLC, which includes five existing promissory notes for these two entities. These notes bear interest at various rates ranging from 7% fixed to "Prime" plus 1% with maturity ranging from November 1998 to November 2011.

Note 11. DISTRIBUTIONS

On February 18, 1998, the Partnership made a $587,000 cash  distribution to help
alleviate  its   partners'  tax  burden   arising  from  their  portion  of  the
undistributed 1997 taxable income of the Partnership.

Note 12. SUBSEQUENT EVENTS

On July 6, 1998, the Partnership paid down $720,000 on the Mid-Pen revolving line of credit from cash receipts from Resort's repayment of prior advances made by the Partnership.

                             GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)


On July 14, 1998, the Partnership received a second quarter 1998 distribution of $291,000 from GPLP for its 691,883 limited partnership units in GPLP. The Partnership also received on July 14, 1998, a second quarter dividend of $46,000 on its 110,500 shares of common stock in GLB.

From July 27, 1998 through August 10, 1998, the Partnership purchased a total of 20,000 shares of GLB for an aggregate price of $482,651. As of August 10, 1998, the Partnership owns 130,500 shares in GLB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the Partnership's financial condition at June 30, 1998 and its results of operations for the six months ended June 30, 1998 and 1997. This information should be read in conjunction with the Partnership's audited December 31, 1997 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1998, the Partnership drew a total of $2,192,000 on the Mid-Peninsula Bank ("Mid-Pen") revolving line of credit to fund: (i) a $587,000 distribution to its partners to help alleviate its partners' tax burden arising from their portion of the 1997 undistributed taxable income of the Partnership;
(ii) the redemption of 67,367 limited partnership units; (iii) the purchase of 30,000 additional shares of common stock in Glenborough Realty Trust Incorporated ("GLB"), an affiliate of the Partnership, which is a publicly traded (New York Stock Exchange) real estate investment trust; (iv) $477,000 of advances to Resort Group LLC to fund operations; and (v) a portion of the Partnership's acquisition of its 80% interest in Resort Group Inc. During this period, the Partnership paid down $1,692,000 on this revolving line of credit from the proceeds of the Partnership's liquidation of a portion of its investments in unaffiliated real estate limited partnerships in 1997. As of June 30, 1998, $2,112,000 remains available on this line of credit.

Effective January 1, 1998, the Partnership purchased for $104,000 from the Partnership's 20% partner in Resort Group LLC ("Resort"), an 80% interest in Casa 31 LLC ("Casa"). Casa owns 21 condominiums in Galveston, Texas. The Partnership and its 20% joint venture partner immediately contributed their respective interests in Casa to Resort.

On January 8, 1998, the Partnership invested $500,000 for a 36.36% interest in Westward-Gulfton Ltd., a Texas Limited Partnership ("Westward"). Westward was organized to acquire the Westward Square Apartments, a 672-unit multifamily residential property in Houston, Texas.

On February 23, 1998, Resort purchased for $487,242 ($181,609 in cash and $305,633 in notes payable) a 100% interest in Mountain Resort Properties LLC ("MRPLLC"). MRPLLC owns nine rental condominiums in the Steamboat Springs, Colorado area. The net assets acquired by Resort as part of the acquisition of MRPLLC include $1,335,000 in mortgage debt.

On May 1, 1998, the Partnership purchased, from an affiliate of GLB, 800 shares of the common stock of Resort Group, Inc. ("RGI") for $340,000. RGI owns six rental condominiums in Texas. The Partnership, having acquired an 80% interest in RGI, and its 20% joint venture partner, contributed their respective interests in RGI to Resort.

As of June 30, 1998, the Partnership's cash balance was $256,000. The remainder of the Partnership's assets consists primarily of its investments in real
estate,   marketable   securities,
management contracts, and miscellaneous investments in various affiliated and unaffiliated partnerships. The Partnership's primary liabilities included amounts due on the Mid-Pen revolving line of credit and various mortgage and promissory notes associated with the purchase of ownership interests in Resort, Casa and MRPLLC.

RESULTS OF OPERATIONS

Rental income increased $204,000 and $49,000 during the six and three months ended June 30, 1998 over the six and three months ended June 30, 1997, respectively, due to the Partnership's first quarter 1998 investments in Casa and MRPLLC, which own condominiums and townhouses. Seasonal peaks during the winter at MRPLLC's Colorado condominiums and townhouses has resulted in a larger increase in rental income in the first quarter 1998 over the second quarter 1998. Results from operations of these entities have been consolidated with the Partnership.

The income from management contracts during the six and three months ended June 30, 1998 represents the revenue earned by Mountain Resorts for managing various condominiums and townhouses in the Steamboat Springs, Colorado area. As with rental income, seasonal peaks resulted in a larger increase in income from management contracts in the first quarter 1998 compared to the second quarter in 1998.

Income from investments in partnership increased $217,000 and $107,000 during the six and three months ended June 30, 1998 over the comparable periods in 1997 due to the increase in units held in Glenborough Properties L.P. ("GPLP"), the operating partnership of GLB, as well as an increase in the distribution rate from $0.32 to $0.42 per unit.

Equity (loss) in earnings of investments in unaffiliated entities decreased $363,000 and $429,000 during the six and three months ended June 30, 1998 compared to the six and three months ended June 30, 1997, respectively, due to the investment in Westward-Gulfton Ltd. in the first quarter of 1998. The sole property in Westward-Gulfton Ltd is a 672-unit multifamily residential property, which is currently being renovated. The Partnership's forecast for this investment included a recognition of loss during the renovation period, which is scheduled through September 1998.

The $134,000 and $83,000 increase in dividends, interest and other income during the six and three months ended June 30, 1998 over comparable periods in 1997 is primarily due to dividends received in January 1998 and April 1998 for its shares of common stock in GLB. The Partnership did not own any shares in GLB until April 1997.

The increases in operating, general and administrative, depreciation and amortization and interest expenses during the six and three months ended June 30, 1998 compared to the six and three months ended June 30, 1997 are a result of the Partnership's investments in and consolidation of Resort and its subsidiary entities (Mountain Resorts, Casa, MRPLLC and RGI) during the past twelve months. The Partnership invested in Resort and Mountain Resorts in July 1997, Casa in January 1998, MRPLLC in February 1998, and RGI in May 1998.

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

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                          GLENBOROUGH PARTNERS,
                                          A CALIFORNIA LIMITED PARTNERSHIP




                                              By:   /s/ Robert Batinovich
                                                    Robert Batinovich
                                                    General Partner





                                              Date:  August 14, 1998