Form 10-Q
period 1998-09-30
GLENBOROUGH PARTNERS A CALIFORNIA LP
filed 1998-11-13
CIK 790129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                   Yes X No __


      Total number of units outstanding as of September 30, 1998: 2,841,341

Part I.               FINANCIAL INFORMATION

Item 1.               Financial Statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                  September 30,      December 31,
                                                                      1998               1997
Assets
Real Estate investments:
 Rental property, net of accumulated depreciation
  of $185 at September 30, 1998                                  $        2,184     $           --
 Land held for sale                                                         265                265
Cash and cash equivalents                                                   137              2,545
Marketable securities of affiliate, at fair value (cost
  $3,361 and $1,851 at September 30, 1998 and
  December 31, 1997, respectively)                                     2,977              2,385
Securities of unaffiliated entity, at cost                                  400                 --
Deposits in escrow                                                          311              1,762
Notes receivable                                                            520                457
Investments in affiliated partnership                                       973                973
Investments in unaffiliated entities                                      2,751              2,441
Investment in management contracts, net                                   1,708              1,450
Minority interest                                                           148                 10
Other assets                                                                820                571
                                                                 --------------     --------------
    Total assets                                                 $       13,194     $       12,859
                                                                 ==============     ==============














                                  - continued-

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Consolidated Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                  September 30,      December 31,
                                                                      1998               1997

Liabilities and Partners' Equity
Liabilities:
    Notes payable                                                $        7,887     $        5,021
    Accounts payable and other liabilities                                1,123                912
    Reservation deposits                                                    311              1,654
                                                                 --------------     --------------
    Total liabilities                                                     9,321              7,587
                                                                 --------------     --------------

Partners' equity:
    General partner,  34,577 and 38,419 units  outstanding
    at September 30, 1998 and December 31, 1997,
       respectively                                                         425                439
    Limited partners, 2,806,764 and 2,898,722 units
       outstanding at September 30, 1998 and
       December 31, 1997, respectively                                    3,448              4,833
                                                                 --------------     --------------

    Total partners' equity                                                3,873              5,272
                                                                 --------------     --------------

Total liabilities and partners' equity                           $       13,194     $       12,859
                                                                 ==============     ==============
















          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Operations
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                          Three months ended            Nine months ended
                                                               September 30,               September 30,
                                                    ----------------------------    -------------------------
                                                        1998             1997          1998           1997
                                                    ----------       ----------     ---------       ---------
 Revenue:
   Rental income                                    $       51       $       --     $     283       $      28
   Income from management contracts                        559              366         2,273             366
   Income from investments in partnerships                 292              185           881             557
   Gain on liquidation of investment in
    unaffiliated entity                                    246               --           246              --
   Equity in earnings of investments
    in unaffiliated entities                               379              142            92             218
   Dividend, interest and other income                     120              136           262             144
                                                    ----------       ----------     ---------       ---------

        Total revenue                                    1,647              829         4,037           1,313
                                                    ----------       ----------     ---------       ---------

Expenses:
  Operating                                               153               273           857             379
  General and administrative, including
    $153 and $125 paid to an affiliate during
    the nine months ended September 30,
    1998 and 1997, respectively                           628               344         1,617             535
  Depreciation and amortization                           103                30           296              31
  Interest expense                                        213               129           509             272
  Loss on sale of real estate                              --                --            --              89
                                                    ----------        ---------     ---------       ---------

     Total expenses                                     1,097               776         3,279           1,306
                                                    ----------       ----------     ---------       ---------

Income from operations before
  minority interest                                       550                53           758               7
Minority interest                                          91                74            27              74
                                                    ----------       ----------     ---------       ---------

Net income                                          $      641       $      127     $     785       $      81
                                                    ==========       ==========     =========       =========






                                  - continued -

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Operations - continued
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                          Three months ended            Nine months ended
                                                               September 30,               September 30,
                                                    ---------------------------     -----------------------
                                                        1998             1997          1998           1997
                                                    ----------       ----------     ---------       ---------

Other comprehensive income:
        Unrealized holding gain (loss) on
          marketable securities                           (621)             349          (918)            349
                                                    ----------       ----------     ---------        --------

Comprehensive income (loss)                         $       20       $      476     $    (133)      $     430
                                                    ==========       ==========     =========       =========

Net income per limited
    partnership unit                                $     0.22       $      .04     $    0.27       $     .03
                                                    ==========       ==========     =========       =========


Distributions per limited partnership unit          $       --       $       --     $    0.20       $    0.10
                                                    ==========       ==========     =========       =========

Weighted average number of limited
    partnership units outstanding                   2,819,675         2,901,081     2,849,962       2,907,626
                                                    ==========       ==========     =========       =========



















          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Statement of Partners' Equity
                  For the nine months ended September 30, 1998
                                 (in thousands)
                                   (Unaudited)


                                                                          Total
                                         General       Limited         Partners'
                                         Partner       Partners          Equity


Balance at December 31, 1997          $      439     $    4,833        $  5,272

Net income                                    10            775             785

Other comprehensive income:
  Unrealized holding loss on
   marketable securities                     (17)          (901)           (918)

Distributions                                 (7)          (580)           (587)

Redemption of units                           --           (679)            679)
                                      ----------     ------------     ---------

Balance at September 30, 1998         $      425     $    3,448       $   3,873
                                      ==========     ============     =========



















           See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                               Nine months ended
                                                                                 September 30,
                                                                              1998           1997
Cash flows from operating activities:
  Net income                                                             $      785       $       81
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                                                 296               31
  Amortization of loan fees, included in interest expense                        22               52
  Minority interest                                                             (27)              74
  Gain on liquidation of investment in unaffiliated entity                     (246)              --
  Equity in earnings of investments in unaffiliated entities                    (92)            (218)
  Loss on sale of real estate                                                    --               89
Changes in certain assets and liabilities:
  (Increase) decrease in deposits in escrow                                   1,451             (299)
  Increase in notes receivable                                                 (167)            (373)
  Increase in other assets                                                     (271)            (241)
  Increase in accounts payable and accrued expenses                             211              393
  Decrease in reservation deposits                                           (1,343)              --
                                                                         ----------       ----------

Net cash provided by (used for) operating activities                            619             (411)
                                                                         ----------       ----------

Cash flows from investing activities:
  Net proceeds from sale of real estate                                          --            2,619
  Proceeds from liquidation of investment in unaffiliated entity                366               --
  Principal payments received on notes receivable                               104               --
  Distributions from investments in unaffiliated entities                       162              962
  Investment in affiliated partnership                                           --             (444)
  Investment in unaffiliated entities                                          (500)          (3,625)
  Purchase of marketable securities                                          (1,910)          (1,520)
  Additions to real estate investments                                         (241)              --
  Increase in investment in management contracts                               (484)          (1,847)
                                                                         ----------       ----------

Net cash used for investing activities                                   $   (2,503)      $   (3,855)
                                                                         ----------       ----------



                                  - continued -

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Cash Flows - continued
                                 (in thousands)
                                   (Unaudited)

                                                                                Nine months ended
                                                                                  September 30,
                                                                             1998             1997

Net cash flows from financing activities:
  Proceeds from notes payable                                            $    3,738       $    7,824
  Principal payments on notes payable                                        (2,885)          (3,573)
  Minority interest in equity                                                  (111)             336
  Distributions to partners                                                    (587)            (295)
  Redemption of limited partnership units                                      (679)             (33)
                                                                         ----------       ----------

Net cash provided by (used for) financing activities                           (524)           4,259
                                                                         ----------       ----------

Net decrease in cash and cash equivalents                                    (2,408)              (7)

Cash and cash equivalents at beginning of period                              2,545              403
                                                                         ----------       ----------

Cash and cash equivalents at end of period                               $      137       $      396
                                                                         ==========       ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                 $      490       $      191
                                                                         ==========       ==========

Supplemental disclosure of non-cash financing activities:
  Increase in note payable / investment in real estate
    financed through loan assumption                                     $    2,013       $       --
                                                                         ==========       ==========












          See accompanying notes to consolidated financial statements.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

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

In the opinion of management and of the General Partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the consolidated financial position of Glenborough Partners, a California Limited Partnership, at September 30, 1998 and December 31, 1997, and the related consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, and the consolidated statement of partners' equity for the nine months ended September 30, 1998 and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997.

Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Partners and its majority-owned entities GPA Ltd. and GPA West, (through December 31, 1997), Resort Group LLC (commencing June 1,
1997), Mountain Resorts LLC (commencing June 1, 1997), Casa 31 LLC (commencing January 1, 1998), Mountain Resort Properties LLC (commencing February 23, 1998) and Resort Group, Inc. (commencing May 1, 1998). As of September 30, 1998, Casa 31 LLC, Mountain Resorts LLC, Mountain Resort Properties LLC and Resort Group, Inc. are wholly owned by Resort Group LLC. All significant intercompany balances and transactions have been eliminated in the consolidation.

The Partnership owns an 80% interest in Resort Group LLC. The 20% interest of Resort Group LLC not owned by the Partnership is reflected as minority interest in the accompanying consolidated financial statements.

Allocation of net income (loss)

During the nine months ended September 30, 1998, the Partnership repurchased and cancelled 91,958 limited partnership units ("Units") from its investors resulting in 2,806,764 Units outstanding as of September 30, 1998. The repurchased and cancelled Units resulted in revised ownership interests on September 30, 1998 of 1.22% and 98.78% by the general partner and limited partners, respectively.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)


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

Note 3.           RELATED PARTY TRANSACTIONS

The Partnership reimburses Glenborough Corporation and the General Partner for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, legal and administrative services, and the actual costs of goods and materials used on behalf of the Partnership.
Glenborough Corporation and the General Partner were reimbursed $153,000 and $125,000 for such expenses during the nine months ended September 30, 1998 and 1997, respectively.

Note 4.           REAL ESTATE INVESTMENTS

Effective January 1, 1998, the Partnership purchased an 80% interest in Casa 31 LLC ("Casa"), for $104,000. Casa owns 21 condominiums in Galveston, Texas. Simultaneous with this transaction, the Partnership and the 20% limited partner in Resort Group LLC ("Resort") (see Note 7) contributed their respective 80% and 20% interests in Casa to Resort.

On February 23, 1998, Resort purchased a 100% interest in Mountain Resorts Properties LLC ("MRPLLC") for $487,000. MRPLLC owns nine rental condominiums in the Steamboat Springs area of Colorado (see Note 7).

On May 1, 1998, the Partnership purchased 800 shares of the common stock of Resort Group, Inc., a Nevada corporation ("RGI") from Glenborough Hotel Group, a Nevada corporation for $340,000. The Partnership, upon the purchase of the shares of stock, acquired an 80% interest in RGI. RGI owns six condominiums in Texas as well as management contracts with two beachfront resort condominium hotel properties for management of the homeowners associations and the rental pool programs. Simultaneous with this transaction, the Partnership and its 20% minority partner in RGI contributed their respective 80% and 20% interests in RGI to Resort.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)


Note 5.           MARKETABLE SECURITIES OF AFFILIATE

During the nine months ended September 30, 1998, the Partnership purchased a total of 50,000 shares of Glenborough Realty Trust Incorporated ("GLB") common stock for $1,309,000. GLB, an affiliate of the Partnership, is a real estate investment trust and is publicly traded on the New York Stock Exchange. As of September 30, 1998, the Partnership owns 130,500 common shares of GLB with an aggregate market value of $2,773,000 (based on the closing market price of $21.25 per share on September 30, 1998) and an aggregate cost basis of approximately $3,160,000. This represents a $387,000 unrealized loss on marketable securities as of September 30, 1998.

On September 18, 1998, the Partnership purchased 10,000 shares of GLB preferred stock for $201,000. As of September 30, 1998, the 10,000 shares of GLB preferred stock had a market value of $204,000 (based on the closing market price of $20.375 per share on September 30, 1998). Accordingly, the Partnership has an unrealized holding gain of $3,000 on these marketable securities as of September 30, 1998.

Note 6.           SECURITIES OF UNAFFILIATED ENTITY

On August 19, 1998, the Partnership purchased for $400,000, 93,350 shares of Series B Preferred Stock of InterTrust Technologies Corporation ("ITC"), a Delaware corporation. ITC is a privately held digital commerce and information security company and is not an affiliate of the Partnership.

Note 7.           ACCUMULATED OTHER COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." One of the reporting requirements under SFAS 130 requires that the Partnership disclose the accumulated balance of other comprehensive income or loss in the statement of partners' equity.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

The  unrealized   holding  gain  and  loss  on  marketable   securities  is  the
Partnership's only other comprehensive income. As of September 30, 1998, the accumulated other comprehensive income (loss) is as follows:

                                                                                Total
                                                 General          Limited     Partners'
                                                 Partner         Partners      Equity

Unrealized gain as of December 31, 1997        $        12     $      522     $       534

Unrealized loss for the nine months ended
     September 30, 1998                                (17)          (901)           (918)
                                               -----------     -----------    -----------

Unrealized loss as of September 30, 1998       $        (5)    $     (379)    $      (384)
                                               ===========    ===========    ===========


Note 8.           INVESTMENT IN AFFILIATED PARTNERSHIP

As of September 30, 1998, the Partnership owns 691,883 limited partnership units or an approximate 1.93% interest in Glenborough Properties L.P. ("GPLP"), the operating partnership of GLB. The Partnership acquired its interest in GPLP through various contributions and sales of real estate assets. Since the Partnership holds only a minimal ownership interest in GPLP, this investment is accounted for using the cost method.

The Partnership received a total of $871,773 from GPLP during the nine months ended September 30, 1998 representing distributions for the fourth quarter 1997 and the first two quarters of 1998. These amounts are recognized as income from investments in partnerships on the accompanying 1998 consolidated statement of operations.

Note 9.           INVESTMENTS IN UNAFFILIATED ENTITIES

At September 30, 1998, the Partnership has a total net investment of $2,751,000 in various unaffiliated entities. These entities primarily invest in management contracts and real estate properties.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

     A summary of the Partnership's investments in unaffiliated entities as of September 30, 1998 is as follows:

                                                  Ownership      Net
                                                  Interest    Investment
Investment (method of accounting)
Windswept Portfolio LLC (equity)                     50%     $   1,961,000
Westward Gulfton, Ltd. (equity)                   36.36%          377,000
Cheeseburger in Paradise - Waikiki (cost)          5.63%          200,000
Rancon Income Fund I (cost)                         4.9%           213,000
Rancon Realty Fund I (cost)                          *                 --
                                                             ------------
Net book investments in unaffiliated entities                $   2,751,000
                                                             =============

Note *:  Less than 1%

CONSOLIDATED INVESTMENTS

RESORT GROUP LLC:
The Partnership owns an 80% interest in Resort Group LLC ("Resort"). Resort's primary investments are 100% interests in Casa, MRPLLC and RGI (see Note 4). Resort also owns 100% interest in Mountain Resorts LLC ("Mountain Resorts"), after having acquired the 20% interest of the minority partner in Mountain Resorts in August 1998. As a result of its investment in Resort, the Partnership consolidates its financial statements with Resort (after Resort consolidates with Mountain Resorts, Casa, MRPLLC and RGI) and recognizes its joint venture partner's interest as minority interest.

INVESTMENTS ACCOUNTED FOR UNDER THE EQUITY METHOD

WINDSWEPT PORTFOLIO, LLC:
The Partnership owns a 50% non-controlling interest in Windswept Portfolio, LLC ("Windswept"). Windswept has contracted Investors Management Trust Real Estate, Inc. ("IMT") to manage and operate the following five multifamily-residential projects in Houston, Texas:
          1)      Ashley Square, a 117-unit apartment complex
          2)      Hidden Pines, a 185-unit apartment complex
          3)      Shenandoah Woods, a 232-unit apartment complex
          4)      Southern Oaks, a 198-unit apartment complex
          5)      Unity Pointe, a 109-unit apartment complex.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)


Since the Partnership owns a 50% interest in Windswept, the Partnership accounts for this investment using the equity method.

Summary condensed balance sheet information as of September 30, 1998, and the condensed statement of operations for the nine months ended September 30, 1998, are as follows (in thousands):

                            Windswept Portfolio, LLC
                     Balance Sheet as of September 30, 1998

Investments in real estate                                $      15,137
Cash                                                                 32
Other assets                                                        581
                                                          -------------
  Total assets                                            $      15,750
                                                          =============

Notes payable                                             $      11,805
Other liabilities                                                   297
                                                          -------------
  Total liabilities                                              12,102
Partners' equity                                                  3,648
  Total liabilities and partners' equity                  $      15,750
                                                          =============

                            Windswept Portfolio, LLC
                             Statement of Operations
                  For the nine months ended September 30, 1998


Revenue                                                   $      3,579
Expenses                                                         3,149
                                                          ------------
     Net income                                           $        430
                                                          ============

The Partnership's share of Windswept's net income for the nine months ended September 30, 1998 was $215,000.

The  Partnership  has  received  monthly   distributions  of  $18,000  from  its
investment in Windswept for a total of $162,000 in 1998.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

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

Summary condensed balance sheet information as of September 30, 1998, and the condensed statement of operations for the nine months ended September 30, 1998, are as follows (in thousands):

                                               Westward-Gulfton Ltd.
                                      Balance Sheet as of September 30, 1998

Investment in real estate                                 $          6,227
Other assets                                                         1,826
                                                          ----------------
  Total assets                                            $          8,053
                                                          ================

Notes payable                                             $          9,150
Other liabilities                                                      418
                                                          ----------------
  Total liabilities                                                  9,568
Partners' deficit                                                   (1,515)
  Total liabilities and partners' deficit                 $          8,053
                                                          ================

                              Westward-Gulfton Ltd.
                             Statement of Operations
                  For the nine months ended September 30, 1998

Revenue                                                  $          1,478
Expenses                                                            1,816
                                                         ----------------
         Net loss                                       $           (338)
                                                        =================

The Partnership's share of Westward's net loss for the nine months ended September 30, 1998 was $123,000. As of September 30, 1998, the Partnership has not received any distribution from this investment.

As of September 30, 1998, the renovation of the Westward Square Apartments is approximately 80% complete and on budget.

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)


INVESTMENTS ACCOUNTED FOR UNDER THE COST BASIS METHOD

CHEESEBURGER IN PARADISE:
The Partnership owns a 5.63% non-controlling limited partnership interest in Cheeseburger In Paradise - Waikiki, a California limited partnership ("CIP-Waikiki"). CIP-Waikiki owns and operates a Cheeseburger In Paradise restaurant on Waikiki Beach in Honolulu, Hawaii. Since the Partnership owns a minimal interest in CIP-Waikiki, the Partnership accounts for this investment using the cost method.

RANCON PARTNERSHIPS:
The Partnership owns the following limited partnership units in unaffiliated real estate partnerships, which were purchased from sophisticated secondary market investors:

                                                                      Net
                                                 Ownership           Book
         Partnership              Units               %              Value
         -----------              -----        -------------    ----------
Rancon Pacific Realty L.P.       40,093            1.4%         $       --
Rancon Income Fund I                715            4.9%         $  213,141
Rancon Realty Fund I                  5             *           $      150

Note *: Less than 1%

Since the Partnership owns less than 5% of the individual Rancon partnerships, it accounts for these investments using the cost method. During the nine months ended September 30, 1998, the Partnership received a total of $9,334 in operating distributions from Rancon Pacific Realty L.P. and Rancon Income Fund I which are included in income from investments in partnerships in the accompanying consolidated statement of operations. In addition, on August 25, 1998, the Partnership received a $366,000 liquidating distribution from Rancon Pacific Realty, L.P.
resulting in a gain on liquidation of $246,000.

Note 10.          INVESTMENT IN MANAGEMENT CONTRACTS

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

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)


Note 11. DEPOSITS IN ESCROW

Deposits in escrow represent amounts collected by Mountain Resorts for guest reservations for visits to the resort within the next six months. This amount is offset by a comparable reservation deposits liability.

Note 12. NOTES PAYABLE

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

The Partnership also increased its notes payable balance by $1,707,000 in the first half of 1998 through Resort's purchase of ownership interests in Casa and MRPLLC, which includes five existing promissory notes for these two entities. These notes bear interest at various rates ranging from 7% to "Prime" plus 1% and mature at various dates between March 2001 and August 2002.

During the third quarter of 1998, the Partnership paid down $970,000 on the Mid-Pen revolving line of credit from cash receipts from Resort's payment of prior advances made by the Partnership and from the proceeds of the liquidating distribution of an unaffiliated partnership. In addition, the Partnership drew $1,457,000 primarily to fund the redemption of limited partnership units and the purchase of common and preferred stock of GLB.

On September 21, 1998, the Partnership extended its Mid-Pen's revolving line of credit from September 8, 1998 to September 8, 1999. The loan requires monthly interest only payments, and bears interest at 0.25 percentage point under the lender's index rate (effective rate of 8.00% as of September 30, 1998).

                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)


Note 13. DISTRIBUTIONS

On February 18, 1998, the Partnership made a $587,000 cash  distribution to help
alleviate  its   partners'  tax  burden   arising  from  their  portion  of  the
undistributed 1997 taxable income of the Partnership.

Note 14. SUBSEQUENT EVENTS

     On October 8, 1998, the Partnership received a third quarter 1998 distribution of $291,000 from GPLP for its 691,883 limited partnership units in GPLP.

On October 9, 1998, the Partnership purchased 10,000 shares of GLB preferred stock for $196,000 resulting in a total of 20,000 preferred shares of GLB stock owned by the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion addresses the Partnership's financial condition at September 30, 1998 and its results of operations for the nine months ended September 30, 1998 and 1997. This information should be read in conjunction with the Partnership's audited December 31, 1997 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, the Partnership drew a total of $3,649,000 on the Mid-Peninsula Bank ("Mid-Pen") revolving line of credit to fund: (i) the purchases of 50,000 shares of common stock and 10,000 shares of preferred stock of Glenborough Realty Trust Incorporated ("GLB"), an affiliate of the Partnership which is a publicly traded (New York Stock Exchange) real estate investment trust; (ii) a $587,000 distribution to its partners to help alleviate its partners' tax burden arising from their portion of the 1997 undistributed taxable income of the Partnership in 1996; (iii) the investment of a 36.36% interest in Westward Gulfton, a limited liability company formed to own and operate a multi-family residential property in Texas; (iv) a short-term loan to the Partnership's joint venture partner in the Resort Group, LLC; (v) the redemption of limited partnership units; and (vi) its short-term operating cash requirements. As of September 30, 1998, $1,626,000 remains available on this line of credit.

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

On February 23, 1998, Resort purchased for $487,242 ($181,609 in cash and $305,633 in notes payable) a 100% interest in Mountain Resort Properties LLC ("MRPLLC"). MRPLLC owns nine rental condominiums in the Steamboat Springs area of Colorado. The net assets acquired by Resort as part of the acquisition of MRPLLC include $1,335,000 in mortgage debt.

On May 1, 1998, the Partnership purchased, from an affiliate of GLB, 800 shares of the common stock of Resort Group, Inc. ("RGI") for $340,000. RGI owns six rental condominiums in Texas. The Partnership, having acquired an 80% interest in RGI, and its 20% joint venture partner, contributed their respective interests in RGI to Resort.

On August 31, 1998, Resort purchased for $404,000, Mountain Resorts LLC's ("Mountain Resorts") 20% minority interest from its minority partner. Resort, upon purchase of the minority partner's interest, acquired 100% interest in Mountain Resorts.

On August 25, 1998, the Partnership received a $366,000 preliminary liquidating distribution from Rancon Pacific Realty, L.P. The proceeds were used to pay down the Mid-Pen line of credit.

During the nine months ended  September  30, 1998,  the  Partnership  received a
total  of  $871,773  of  distributions   from  its  investments  in  Glenborough
Properties L.P. ("GPLP"), an affiliated partnership.

As of September 30, 1998, the Partnership's cash was $137,000. The remainder of the Partnership's assets consisted primarily of its investments in marketable securities, management contracts and miscellaneous investments in various affiliated and unaffiliated partnerships. The Partnership's primary liabilities included amounts due on the Mid-Pen revolving line of credit and various mortgage and promissory notes associated with the purchase of ownership interests in Resort, Casa and MRPLLC.

Management believes that the Partnership's cash balance at September 30, 1998, plus its available line of credit, distributions and dividends from investments will be sufficient to meet its cash requirements.

RESULTS OF OPERATIONS

Rental income increased $255,000 and $51,000 during the nine and three months ended September 30, 1998 compared to the nine and three months ended September 30, 1997, respectively, due primarily to the Partnership's investment in Casa and MRPLLC, which own and operate condominiums and townhouses.

Income from management contracts represents the revenue earned by Mountain Resorts for managing various condominiums and townhouses in Colorado.

Income from investments in partnerships increased $324,000 and $107,000 during the nine and three months ended September 30, 1998 compared to the same periods in 1997, respectively, as a result of the increase in units held in Glenborough Properties L.P. ("GPLP"), the operating partnership of GLB, as well as the increase in the distribution rate from $0.32 to $0.42 per unit.

The gain on liquidation of investment in unaffiliated entity of $246,000 for the nine and three months ended September 30, 1998 represents the preliminary liquidating distribution from an unaffiliated entity in excess of the Partnership's basis.

In August 1997, the Partnership purchased a 50% interest in Windswept Portfolio, LCC ("Windswept"). During the nine months ended September 30, 1998 and 1997, the Partnership recognized $215,000 and $122,000 of equity in earnings on Windswept's net income of $430,000 and $244,000, respectively.

In January 1998, the Partnership purchased a 36.36% interest in Westward-Gulfton Ltd. ("Westward"). As of September 30, 1998, the Partnership has recognized a
$123,000 loss from Westward. The sole property of Westward is a 672-unit multifamily residential property, which is currently under renovation. The Partnership's forecast for this investment included recognition of loss during the renovation period, which is scheduled through the end of 1998.

Dividend, interest and other income increased $118,000 or 82% during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due primarily to dividends received in January, April and July 1998 for its shares of common stock in GLB.

Dividend, interest and other income decreased $16,000 or 12% during the three months ended September 30, 1998 compared to the three months ended September 30, 1997 primarily due to the receipt of a prior year property tax refund in August 1997 for a property that was sold in April 1997.

Increases in operating, general and administrative, depreciation and amortization, and interest expense during the nine months and three months ended September 30, 1998 compared to the nine and three months ended September 30, 1997 is directly attributable to the Partnership's investments in Resort and the consolidation of Resort and its subsidiary entities (Mountain Resorts, Casa, MRPLLC and RGI) since July 1997. The Partnership invested in Resort and Mountain Resorts in July 1997, Casa in January 1998, MRPLLC in February 1998, and RGI in May 1998.

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

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                  #27 - Financial Data Schedule

                  (b) Reports on Form 8-K.

                  Registrant filed a Current Report on Form 8-K, dated September 14, 1998, reporting that Glenborough Partners, A California Limited Partnership (the Registrant), acquired on July 31, 1997, a 50% non-controlling interest in Windswept Portfolio, LLC, a limited liability company, for $1,800,000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              GLENBOROUGH PARTNERS,
                        A CALIFORNIA LIMITED PARTNERSHIP



                            By: /s/ Robert Batinovich
                                Robert Batinovich
                                Its General Partner





                                Date: November 14, 1998