Form 10-Q/A
period 1998-09-30
GLENBOROUGH PARTNERS A CALIFORNIA LP
filed 1999-02-05
CIK 790129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

                                  Amendment No. 1

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

This Form 10-Q of Glenborough Partners for the quarter ended September 30, 1998 is being amended to add the Year 2000 Compliance disclosure to the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I.


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